Form 10-K405
period 1995-12-31
PRINCIPAL MUTUAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C
filed 1996-03-15
CIK 278194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-K

                  1. ANNUAL REPORT PURSUANT TO SECTION 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995   Commission File Number 2-39957 and
                          (current  number)   Commission File Number 33-58028

                     PRINCIPAL MUTUAL LIFE INSURANCE COMPANY
                               SEPARATE ACCOUNT C
            (Exact Name of Registrant, as specified in its charter)



             Iowa                                           42-0127290
-------------------------------                ---------------------------------
(State or other jurisdiction of                  IRS Employer Identification No.
incorporation or organization)                 (Principal Mutual Life Insurance
                                                                  Company)

The Principal Financial Group
Des Moines, Iowa                                             50392-0200
-------------------------------                ---------------------------------
         (Address)                                           (Zip Code)


Registrant's telephone number, including area code         (515) 248-3842


Securities registered pursuant to Section 12(g) of the Act:


         Variable Contracts - Participating with Pooled Separate Account
                         Variable Benefits - HR-10 Plans
         ---------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  ___X___      No _______

     Indicate by check mark is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Registrant has no voting stock.

                                     PART I


Item 1. Business

        The  Registrant  is  a  separate  account  established  under  the  Iowa insurance laws and regulations as Principal Mutual Life Insurance Company Separate Account C on April 12, 1971, pursuant to a resolution of the Executive Committee of the Board of Directors of Principal Mutual Life Insurance Company. Principal Mutual Life Insurance Company, formerly known as Bankers Life Company, adopted its new name effective July 1, 1986. The account was formed to receive payments under Principal Mutual Life Insurance Company Contracts designed for use in connection with pension or profit sharing plans which qualify under the
        Self-Employed Individuals Tax Retirement Act of 1962, as amended ("HR-10"). Principal Mutual Life Insurance Company is a mutual life insurance company, incorporated under the laws of Iowa, offering life, disability, health and annuity contracts written on an individual and group basis.

        Pursuant to the Amendments enacted in 1970 to the Investment Company Act of 1940, the Account is not an investment company for purposes of the Act.

        The objective of these Contracts is to provide for the accumulation of retirement funds and to provide for payments, usually commencing at retirement, which tend to reflect changes in the cost of living both during the years prior to and the years following the commencement of annuity payments. With Bankers Flexible Annuity Contracts (Registration No. 2-39957), Principal Mutual Life Insurance Company, as a depositor for the Account, seeks to accomplish this objective by investing the payments made under the Contracts in shares of Principal Capital Accumulation Fund, Inc. which invests principally in common stocks. Similarly, with Pension Builder Contracts (Registration No. 33-58028), it seeks to accomplish this objective by investing payments made under the Contract in three Divisions. One is a "Common Stock Division" where payments are invested in shares of Principal Capital Accumulation Fund, Inc. Another is a "Money Market Division" where payments are invested in Principal Money Market Fund, Inc. which invests in short-term money market instruments. The third Division is a "Government Securities Division" where payments are invested in Principal Government Securities Fund, Inc., which invests in obligations issued or guaranteed by the United States Government or its agencies. There may be a combination of investments in the three Divisions, as directed by Participants.

        Except for those Contracts described above with payments credited to the Registrant (Principal Mutual Life Insurance Company Separate Account C) and Variable Annuity Contracts and Variable Life Insurance Contracts with payments credited to Principal Mutual Life Insurance Company Separate Account B and Variable Life Separate Account, respectively, the Company distributes its own products as permitted under the laws of the various jurisdictions in which the Company is authorized to do business, namely the fifty states of the United States, the District of Columbia, the Commonwealth of Puerto Rico and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. Such distribution is through a field agency system of approximately 1,320 full-time agents, a group insurance sales organization of approximately 207 individuals and through a large number of independent insurance brokers.

        The Contracts described above with payments credited to the Registrant and other Variable Annuity Contracts and Variable Life Insurance
        Contracts are distributed through Princor Financial Services Corporation, an affiliated broker-dealer offering open-end management investment company shares, variable annuities, variable life insurance, interests in limited partnerships and general securities to the public. Such Contracts are sold primarily by registered representatives of the broker-dealer who are also insurance agents of or brokers for Principal Mutual Life Insurance Company and authorized by applicable law to sell life and other forms of personal insurance and who are similarly authorized to sell variable annuities. Such Contracts may also be sold through other selected broker-dealers.

        The Registration Statement filed by the Registrant was made effective September 13, 1971, and the first sale of Bankers Flexible Annuity Contracts occurred on October 8, 1971. Effective January 4, 1989, sales of Bankers Flexible Annuity Contracts were discontinued.

        In 1982 the Registrant filed a Registration Statement in File No. 2-78747, to register a new class of securities (called "Pension Builder") for the same HR-10 plan market utilizing the contingent deferred sales charge concept. The registration for Pension Builder contracts first became effective on May 5, 1983 and the first sale under the Pension Builder Contract was made on September 19, 1983.

        In 1989 the Registrant filed a new Registration Statement in File No. 33-27256 for the contracts in view of the fact that aggregate sales under the prior registration statement approached the amount of contracts registered thereunder. The contracts offered by the new registration statement are identical to contracts previously registered under the 1933 Act in File No. 2-78747.

        In 1993 the Registrant filed a new Registration Statement in File No. 33-58028 for the contracts in view of the fact that aggregate sales under the prior registration statement approached the amount of contracts registered thereunder. The contracts offered by the new registration statement are identical to contracts previously registered under the 1933 Act in File No. 33-27256.

Item 2. Properties

        The Registrant owns no physical properties. The principal properties of the Depositor, Principal Mutual Life Insurance Company, are its home office complex at The Principal Financial Group in Des Moines, Iowa.


Item 3. Legal Proceedings

        None.


Item 4. Submission of Matters to a Vote of Security Holders

        Inapplicable.


                                     PART II


Item 5. Market  for the  Registrant's  Common  Equity and  Related  Stockholder
        Matters

        a. The Registrant does not issue common stock. The Contracts described in Item 1. are distributed through Princor Financial Services Corporation, an affiliated broker-dealer offering open-end management investment company shares, variable annuities, variable life insurance, interests in limited partnerships and general securities to the public. Such Contracts are sold primarily by registered representatives of the broker-dealer who are also insurance agents of or brokers for Principal Mutual Life Insurance Company and authorized by applicable law to sell life and other forms of personal insurance and who are similarly authorized to sell variable annuities. Such Contracts may also be sold through other selected broker-dealers.

              For Bankers Flexible Annuity Contracts (Registration No. 2-39957) the high and low unit values for each quarterly period during 1994 and 1995 are:

                             Lowest Unit Value                Highest Unit Value

First Quarter 1994              12.2152743                        13.2415309
Second  "     1994              11.9810112                        12.8083427
Third   "     1994              12.3525626                        13.4490710
Fourth  "     1994              12.3430553                        13.2803101
First   "     1995              12.7340882                        13.7592135
Second  "     1995              13.6942657                        14.6657898
Third   "     1995              14.5577805                        15.6800495
Fourth  "     1995              15.4730197                        16.8388145

              For Pension Builder Contracts (Registration No. 33-58028) units were first valued at $1.00 on September 19, 1983 for the Common Stock Division, September 22, 1983 for the Money Market Division and March 30, 1987 for the Government Securities Division. Listed below are the low and high unit values for each quarterly period during 1994 and 1995.

                        Common Stock        Money Market    GovernmentSecurities
                          Division            Division            Division
                    ------------------- ------------------- -------------------
      Quarter         Lowest   Highest    Lowest    Highest   Lowest   Highest
      -------       --------- --------- --------- --------- --------- ---------

First  Quarter 1994 2.5336599 2.7511198 1.6590204 1.6646759 1.5972143 1.6893543
Second   "     1994 2.4838926 2.6513633 1.6647445 1.6722637 1.5463356 1.6102243
Third    "     1994 2.5554476 2.7768113 1.6726689 1.6827300 1.5626396 1.6049044
Fourth   "     1994 2.5425031 2.7393757 1.6828512 1.6962881 1.5410519 1.5766511
First    "     1995 2.6211587 2.8254152 1.6964652 1.7132417 1.5645192 1.6662837
Second   "     1995 2.8104369 3.0045562 1.7134358 1.7307405 1.6591219 1.7619418
Third    "     1995 2.9813502 3.2043269 1.7311185 1.7474271 1.7282744 1.7774597
Fourth   "     1995 3.1588549 3.4337785 1.7476067 1.7641630 1.7744906 1.8412779

        b. The approximate number of holders of record of each group contract and the number of the participants therein as of December 31, 1995, are as follows:

                                        (1)                    (2)
                                  Number of Group           Number of
                                  Contract Holders         Participants
                                  ----------------         ------------
Bankers Flexible Annuity                 80                     45
Pension Builder                         219                    258

        c. No dividends have been declared on units held by participants. Any changes in net investment income, net realized gains and net realized appreciation are included in the daily valuation of the units of the Registrant.

Item 6. Selected Financial Data

        The information contained in the "Statement of Net Assets, Statement of Operations and Statements of Changes in Net Assets for Principal Mutual Life Insurance Company Separate Account C", filed as Item 8. should be read in conjunction with this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        All payments made to the Registrant on behalf of a Participant under a contract (less any authorized deductions) are used to purchase shares of Principal Capital Accumulation Fund, Inc., Principal Money Market Fund, Inc., or Principal Government Securities Fund, Inc., as appropriate, at net asset value. In addition, any distributions made by the Fund with respect to shares held by the Registrant are reinvested by the Fund at net asset value. Values under the contract increase or decrease to reflect the investment performance of the underlying investments.

        Principal Capital Accumulation Fund, Inc. is an open-end diversified management investment company, sponsored by Principal Mutual Life Insurance Company. The principal objective of the Fund is long-term capital appreciation and growth of future investment income. It is intended that the assets of the Fund will consist primarily of a portfolio of common stocks. The value of the investments held by the Fund fluctuates daily. It is subject to the risks of changing economic conditions as well as the risks inherent in the ability of the management of the Fund to anticipate changes in such investments necessary to meet changes in economic conditions.

        Principal Money Market Fund, Inc. is an open-end diversified management investment company, sponsored by Principal Mutual Life Insurance Company. The principal objective of the Fund is to seek as high a level of income available from short-term securities as is considered consistent with preservation of principal and maintenance of liquidity by investing all of its assets in a portfolio of money market instruments.

        Principal Government Securities Fund, Inc. is an open-end diversified management investment company, sponsored by Principal Mutual Life Insurance Company. The principal objective of the Fund is to seek a high level of current income, liquidity and safety of principal through the purchase of obligations issued or guaranteed by the United States Government or its agencies, with emphasis on Government National Mortgage Association Certificates ("GNMA Certificates").

Item 8. Financial Statements and Supplementary Data

                         Principal Mutual Life Insurance
                           Company Separate Account C

                             Statement of Net Assets

                                December 31, 1995






Assets
Investments (Note 1):
   Common Stock Division:
     Principal Capital Accumulation Fund, Inc. - 146,582 shares at net asset value of
       $27.80 per share (cost - $3,431,031)                                                  $4,074,988
   Government Securities Division:
     Principal Government Securities Fund, Inc. - 79,117 shares at net asset value of
       $10.55 per share (cost - $809,151)                                                       834,687
   Money Market Division:
     Principal Money Market Fund, Inc. - 993,483 shares at net asset value (cost) of
       $1.00 per share                                                                          993,483
                                                                                        ------------------
Net assets                                                                                   $5,903,158
                                                                                        ==================

                                                                                Unit
                                                                 Units         Value
                                                            ----------------------------

Net assets are represented by:
   Common Stock Division:
     Currently payable annuity contracts:
       Bankers Flexible Annuity                                     11,970     $16.73       $   200,283
       Pension Builder Plus                                          4,658       3.41            15,880
     Contracts in accumulation period:
       Bankers Flexible Annuity                                     88,735      16.73         1,484,660
       Pension Builder Plus                                        696,310       3.41         2,374,165
                                                                                        ------------------
                                                                                        ------------------
                                                                                              4,074,988
   Government Securities Division:
     Contracts in accumulation period - Pension Builder
       Plus                                                        453,405       1.84           834,687

   Money Market Division:
     Contracts in accumulation period - Pension Builder
       Plus                                                        563,649       1.76           993,483
                                                                                        ------------------
Net assets                                                                                   $5,903,158
                                                                                        ==================

See accompanying notes.


                         Principal Mutual Life Insurance
                           Company Separate Account C

                             Statement of Operations

                          Year ended December 31, 1995




                                                                     Common       Government        Money
                                                                     Stock        Securities        Market
                                                     Combined       Division       Division        Division
                                                  -------------------------------------------------------------
                                                  -------------------------------------------------------------
Investment income
Income:
   Dividends (Note 1)                               $   239,554  $     86,599      $  64,710        $88,245
   Capital gains distributions                          437,283       437,283              -              -
                                                  -------------------------------------------------------------
                                                  -------------------------------------------------------------
                                                        676,837       523,882         64,710         88,245

Expenses (Note 2):
   Mortality and expense risks                          129,071        81,313         23,831         23,927
   Administration charges                                26,151        17,915          3,942          4,294
   Contingent sales charges                               2,714         1,215            276          1,223
                                                  -------------------------------------------------------------
                                                  -------------------------------------------------------------
                                                        157,936       100,443         28,049         29,444
                                                  -------------------------------------------------------------
                                                  -------------------------------------------------------------
Net investment income                                   518,901       423,439         36,661         58,801

Realized and unrealized gains (losses) on
   investments (Note 4)
Net realized gains (losses) on investments              566,777       619,160        (52,383)             -
Change in net unrealized appreciation/
   depreciation of investments                          955,515       665,019        290,496              -
                                                  -------------------------------------------------------------

Net increase in net assets resulting from
   operations                                        $2,041,193    $1,707,618       $274,774        $58,801
                                                  =============================================================



See accompanying notes.


                         Principal Mutual Life Insurance
                           Company Separate Account C

                       Statements of Changes in Net Assets

                     Years ended December 31, 1995 and 1994




                                                                     Common       Government        Money
                                                                     Stock        Securities        Market
                                                     Combined       Division       Division        Division
                                                  -------------------------------------------------------------

Net assets at January 1, 1994                      $21,703,996    $14,721,884     $4,173,176      $2,808,936

Increase (decrease) in net assets
Operations:
   Net investment income                               595,116        414,809        126,297          54,010
   Net realized gains (losses) on investments           84,364        133,140        (48,776)              -
   Change in net unrealized appreciation/
     depreciation of investments                    (1,044,355)      (685,613)      (358,742)              -
                                                  -------------------------------------------------------------

Net increase (decrease) in net assets resulting
   from operations                                    (364,875)      (137,664)      (281,221)         54,010
Changes from principal transactions:
   Purchase payments, less sales charges, per
     payment fees and applicable premium taxes       4,965,171      2,906,809      1,131,004         927,358
   Contract terminations                            (3,146,785)    (2,313,443)      (563,441)       (269,901)
   Transfer payments to other contracts             (6,921,308)    (4,103,994)    (1,757,872)     (1,059,442)
   Annuity payments                                    (21,562)       (21,562)             -               -
   Mortality guarantee transfer                         11,692         11,692              -               -
                                                 -------------------------------------------------------------

Decrease in net assets from principal               (5,112,792)    (3,520,498)    (1,190,309)       (401,985)
   transactions
                                                  -------------------------------------------------------------
Total decrease                                      (5,477,667)    (3,658,162)    (1,471,530)       (347,975)
                                                  -------------------------------------------------------------
Net assets at December 31, 1994                     16,226,329     11,063,722      2,701,646       2,460,961

Increase (decrease) in net assets
Operations:
   Net investment income                               518,901        423,439         36,661          58,801
   Net realized gains (losses) on investments          566,777        619,160        (52,383)              -
   Change in net unrealized appreciation/
     depreciation of investments                       955,515        665,019        290,496               -
                                                  -------------------------------------------------------------
Net increase in net assets resulting from            2,041,193      1,707,618        274,774          58,801
   operations
Changes from principal transactions:
   Purchase payments, less sales charges, per
     payment fees and applicable premium taxes       3,592,629      1,872,882        801,970         917,777
   Contract terminations                            (5,907,945)    (4,319,096)      (800,094)       (788,755)
   Transfer payments to other contracts            (10,028,790)    (6,229,880)    (2,143,609)     (1,655,301)
   Annuity payments                                    (20,258)       (20,258)             -               -
                                                  -------------------------------------------------------------
Decrease in net assets from principal              (12,364,364)    (8,696,352)    (2,141,733)     (1,526,279)
   transactions
                                                  -------------------------------------------------------------
Total decrease                                     (10,323,171)    (6,988,734)    (1,866,959)     (1,467,478)
                                                  -------------------------------------------------------------
Net assets at December 31, 1995                   $  5,903,158   $  4,074,988    $   834,687     $   993,483
                                                  =============================================================

See accompanying notes.

                         Principal Mutual Life Insurance
                           Company Separate Account C

                          Notes to Financial Statements

                                December 31, 1995



1. Investment and Accounting Policies

Principal Mutual Life Insurance Company Separate Account C was organized by Principal Mutual Life Insurance Company (Principal Mutual) in accordance with the provisions of the Iowa Insurance Laws and is a part of the total operations of Principal Mutual. The assets and liabilities of Separate Account C are clearly identified and distinguished from the other assets and liabilities of Principal Mutual, with the remaining aggregate value of units registered with the Securities and Exchange Commission under the current registration statement (but not the authorized number of units) limited to $11.1 million. As directed by eligible contractholders, Separate Account C invests solely in shares of Principal Capital Accumulation Fund, Inc., Principal Government Securities Fund, Inc. and Principal Money Market Fund, Inc., diversified open-end management investment companies organized by Principal Mutual. Investments are stated at the closing net asset values per share on December 31, 1995.

The average cost method is used to determine realized gains and losses on investments. Dividends are taken into income on an accrual basis as of the ex-dividend date.

After September 30, 1995, Principal Mutual no longer accepted contributions for Pension Builder Plus contracts. Contractholders were given the options of withdrawing their funds or transferring to another contract. Contingent sales charges were waived for contracts transferred prior to November 30, 1995. Contributions for Bankers Flexible Annuity contracts were previously discontinued.


2. Expenses

Principal Mutual is compensated for the following expenses:

Bankers Flexible Annuity Contracts - Mortality and expense risks assumed by Principal Mutual are compensated for by a charge equivalent to an annual rate of 0.48% of the asset value of each contract. An annual administration charge of $7 for each participant's account is deducted as compensation for administrative expenses. The mortality and expense risk and annual administration charges amounted to $9,346 and $224, respectively, during the year 1995. A sales charge of up to 7% was deducted from each contribution made on behalf of each participant. The sales charge was deducted from the contributions by Principal Mutual prior to their transfer to Separate Account C.

                         Principal Mutual Life Insurance
                           Company Separate Account C

                    Notes to Financial Statements (continued)




2. Expenses (continued)

Pension Builder Plus Contracts - Mortality and expense risks assumed by Principal Mutual are compensated for by a charge equivalent to an annual rate of 1.4965% of the asset value of each contract. A contingent sales charge of up to 7% may be deducted from withdrawals made during the first 10 years of a contract, except for death or permanent disability. An annual administration charge will be deducted ranging from a minimum of $25 to a maximum of $275 depending upon a participant's investment account values and the number of participants under the retirement plan and their participant investment account value. The charges for mortality and expense risks, contingent sales and annual administration amounted to $119,725, $2,714, and $25,927, respectively, during the year 1995.

3.  Federal Income Taxes

Operations  of  Separate  Account C are a part of the  operations  of  Principal
Mutual. Under current practice, no federal income taxes are allocated by Principal Mutual to the operations of Principal Mutual Life Insurance Company Separate Account C.

4.  Purchases and Sales of Investment Securities

The aggregate units and cost of purchases and proceeds from sales of investments were as follows:

                                                          For the year ended December 31, 1995
                                            ------------------------------------------------------------------
                                            Units Purchased Amount Purchased Units Redeemed  Amount Redeemed
                                            ------------------------------------------------------------------
   Common Stock Division:
     Bankers Flexible Annuity                            -      $   167,512          31,593     $     441,825
     Pension Builder Plus                          650,439        2,229,252       3,524,489        10,227,852
                                            ------------------------------------------------------------------
                                                   650,439        2,396,764       3,556,082        10,669,677

   Government Securities Division:
     Pension Builder Plus                          494,421          866,680       1,762,773         2,971,752

   Money Market Division:
     Pension Builder Plus                          535,936        1,006,023       1,424,097         2,473,501
                                            ------------------------------------------------------------------
                                                  1,680,796       $4,269,467       6,742,952       $16,114,930
                                            ==================================================================


                         Principal Mutual Life Insurance
                           Company Separate Account C

                    Notes to Financial Statements (continued)




4.  Purchases and Sales of Investment Securities (continued)

                                                          For the year ended December 31, 1994
                                            ------------------------------------------------------------------
                                            Units Purchased Amount Purchased Units Redeemed  Amount Redeemed
                                            ------------------------------------------------------------------
                                            ------------------------------------------------------------------
   Common Stock Division:
     Bankers Flexible Annuity                          917      $   105,888        21,976      $     287,677
     Pension Builder Plus                        1,103,649        3,461,092     2,346,403          6,384,992
                                            ------------------------------------------------------------------
                                            ------------------------------------------------------------------
                                                 1,104,566        3,566,980     2,368,379          6,672,669

   Government Securities Division:
     Pension Builder Plus                          694,572        1,331,843     1,473,324          2,395,855

   Money Market Division:
     Pension Builder Plus                          554,953        1,032,529       796,873          1,380,504
                                            ------------------------------------------------------------------
                                            ==================================================================
                                                 2,354,091       $5,931,352     4,638,576        $10,449,028
                                            ==================================================================

Purchases include reinvested dividends and capital gains.

Money Market purchases include transactions where investment allocations are not known at the time of the deposit. Redemptions reflect subsequent allocations to directed investment divisions.


5.  Net Assets

Net assets at December 31, 1995 consisted of the following:

                                                                                          Net Unrealized
                                                                         Accumulated       Appreciation
                                                           Unit         Net Investment    of Investments
                                          Combined     Transactions         Income
                                       -------------------------------------------------------------------
   Common Stock Division:
     Bankers Flexible Annuity            $1,684,943      $   295,274     $   969,242         $420,427
     Pension Builder Plus                 2,390,045        1,824,492         342,023          223,530
                                       -------------------------------------------------------------------
                                          4,074,988        2,119,766       1,311,265          643,957
   Government Securities Division:
     Pension Builder Plus                   834,687          723,461          85,690           25,536
   Money Market Division:
     Pension Builder Plus                   993,483          927,106          66,377                -
                                       -------------------------------------------------------------------
                                         $5,903,158       $3,770,333      $1,463,332         $669,493
                                       ===================================================================

                         Report of Independent Auditors


Board of Directors and Participants
Principal Mutual Life Insurance Company


We have audited the accompanying statement of net assets of Principal Mutual Life Insurance Company Separate Account C (comprising, respectively, the Common Stock, Government Securities, and Money Market Divisions) as of December 31, 1995, and the related statements of operations for the year then ended, and changes in net assets for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1995, by correspondence with the transfer agent. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Principal Mutual Life Insurance Company Separate Account C at December 31, 1995, and the results of its operations for the year then ended, and the changes in its net assets for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP
Des Moines, Iowa

February 7, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Inapplicable.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Inapplicable, the Registrant does not have any directors or executive officers.


Item 11. Executive Compensation

         Inapplicable, the Registrant does not have any directors or executive officers.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         No person owns beneficially or of record the assets held by the Depositor, Principal Mutual Life Insurance Company, in the Separate Account. As contractholders of the variable contracts each contractholder has one vote in the election of the Board of Directors at annual meetings and upon other Principal Mutual Life Insurance Company matters, if any, where a policyholder's vote is taken. The contractholders have the same voting privilege as do all other policyholders of Principal Mutual Life Insurance Company. An individual participant (certificateholder) does not have a vote. There are no policyholders that are entitled to cast more than 5% of the votes to be cast.


Item 13. Certain Relationships and Related Transactions

         Inapplicable.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Documents filed as part of this report:

             1. The following financial statements are submitted herewith:

                Statement of Net Assets -- December 31, 1995

                Statement of Operations -- Year ended December 31, 1995

                Statements of Changes in Net Assets -- Years ended December 31, 1995 and 1994.

                Notes to Financial Statements

             2. Schedules - All other  schedules for which  provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             3. Exhibits:

                (20) Subsidiaries of the Registrant

                         Subsidiaries of the Registrant

The Registrant is a separate account of Principal Mutual Life Insurance Company. It has no subsidiary. Principal Mutual Life Insurance Company, as the Depositor of the Account, owns or controls, as of December 31, 1995, subsidiaries as follows:

     I.   Principal Holding Company

          A.   Organized in Iowa.

          B.   Depositor owns 100% of outstanding stock.

          C. Subsidiaries of Principal Holding Company as of December 31, 1995, are as follows:

               1.   Princor   Financial   Services   Corporation  (a  registered
                    broker-dealer)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Princor Financial Services Corporation as of December 31, 1995 are as follows:

                         (1)  Princor   Management   Corporation  (a  registered
                              investment adviser)

                              (a)  Organized in Iowa.

                              (b) Princor Financial Services Corporation owns 100% of outstanding stock.

                         (2) Principal Investors Corporation (broker-dealer of securities and registered investments)

                              (a)  Organized in New Jersey.

                              (b) Princor Financial Services Corporation owns 100% of outstanding stock.

               2.   Petula Associates, Ltd. (a real estate development company)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               3.   Patrician  Associates,   Inc.  (a  real  estate  development
                    company)

                    a.   Organized in California.

                    b. Principal Holding Company owns 100% of outstanding stock.

               4.   Principal  Development  Associates,   Inc.  (a  real  estate
                    development company)

                    a.   Organized in California.

                    b. Principal Holding Company owns 100% of outstanding stock.

               5.   Principal   Spectrum   Associates,   Inc.   (a  real  estate
                    development company)

                    a.   Organized in California.

                    b. Principal Holding Company owns 100% of outstanding stock.

               6. Equity FC, Ltd. (a general business corporation that engages in investment transactions including limited partnership and limited liability companies)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               7. Principal Commerical Advisors, Inc. (purchasing, managing and selling commercial real estate assets)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               8.   Principal FC, Ltd. (limited purpose investment corporation)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               9. Invista Capital Management, Inc. (a registered investment advisor)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               10. Delaware Charter Guarantee & Trust Company (nondepository trust company)

                    a.   Organized in Delaware.

                    b.   Principal   Holding  Company  currently  owns  100%  of
                         outstanding stock.

               11. Principal Securities Holding Corporation, formerly known as The Principal/EGT Financial Corporation.

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiary of Principal Securities Holding Corporation as of December 31, 1995 is as follows:

                         (1) Principal Financial Securities, Inc., formerly known as The Principal/Eppler, Guerin & Turner, Inc., (investment banking and securities brokerage firm)

                              (a)  Organized in Delaware.

                              (b) Principal Securities Holding Corporation owns 100% of outstanding stock.

               12.  The  Principal   Financial  Group,  Inc.  (general  business
                    corporation   established   in  connection   with  corporate
                    identity - not currently active)

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               13.  Principal Marketing Services, Inc. (insurance broker)

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               14. Principal Health Care, Inc. (a developer and administrator of managed care systems)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Principal Health Care, Inc. as of December 31, 1995 are as follows:

                         (1) Principal Health Care of Delaware, Inc. (a health maintenance organization)

                              (a)  Organized in Delaware.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                              (c)  Subsidiary   of  Principal   Health  Care  of
                                   Delaware, Inc. as of December 31, 1995.

                                   1)   Principal    Health    Care    of    The
                                        Mid-Atlantic, Inc. (a health maintenance organization)

                                        a)   Organized in Virginia.

                                        b)   Principal  Health  Care of Delaware
                                             owns 100% of outstanding stock.

                         (2) Americas Health Plan, Inc.(a developer of discount provider networks)

                              (a)  Organized in Maryland.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (3) PHC Merging Company (a Florida Corporation - not currently active)

                              (a)  Organized in Florida.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (4) Principal Health Care of Florida, Inc. (a health maintenance organization)

                              (a)  Organized in Florida.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (5) Principal Health Care of Illinois, Inc. (A health maintenance organization)

                              (a)  Organized in Illinois.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (6) Principal Health Care of Kansas City, Inc. (a health maintenance organization)

                              (a)  Organized in Missouri.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (7) Principal Health Care of Louisiana, Inc. (a health maintenance organization)

                              (a)  Organized in Louisiana.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (8) Principal Health Care of Nebraska, Inc. (a health maintenance organization)

                              (a)  Organized in Nebraska.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (9) Principal Health Care of Georgia, Inc.(a health maintenance organization)

                              (a)  Organized in Georgia.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (10) Principal  Health Care of Indiana,  Inc.(a  health
                              maintenance organization)

                              (a)  Organized in Delaware.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (11) Principal  Health  Care  of  Iowa,  Inc.(a  health
                              maintenance organization)

                              (a)  Organized in Iowa.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (12) United Healthcare  Services of Iowa, Inc.(a health
                              maintenance organization)

                              (a)  Organized in Iowa.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (13) Principal    Behavioral    Health   Care,   Inc.(a
                              corporation doing business as a mental and nervous/substance abuse preferred provider organization)

                              (a)  Organized in Iowa.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (14) Principal  Health Care of the  Carolinas,  Inc. (a
                              health maintenance organization operating in North Carolina and South Carolina)

                              (a)  Organized in North Carolina.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (15) Principal  Health  Care of  Pennsylvania,  Inc. (a
                              health  maintenance   organization   operating  in
                              Pennsylvania - not currently active)

                              (a)  Organized in Pennsylvania.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (16) Principal  Health Care of South Carolina,  Inc. (a
                              health maintenance organization)

                              (a)  Organized in South Carolina.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (17) Principal Health Care of Tennessee, Inc. (a health
                              maintenance organization)

                              (a)  Organized in Tennessee.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (18) Principal  Health  Care of  Texas,  Inc.(a  health
                              maintenance organization)

                              (a)  Organized in Texas.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

               15. Principal Asset Markets, Inc. (a residential mortgage loan broker)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               16. Principal Financial Advisors, Inc. (a registered investment advisor)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               17. Principal Residential Mortgage, Inc. (a residential mortgage loan broker)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               18. Principal Portfolio Services, Inc. (a residential mortgage loan due diligence company)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.


               19.  Principal  International,   Inc.  (company  formed  for  the
                    purpose of international business development)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Principal International, Inc. as of December 31, 1995 are as follows:

                         (1) Principal International, S.A. Compania de Seguros (a Mexican corporation)

                              (a)  Organized in Mexico.

                              (b) Principal International, Inc. owns 80% of outstanding stock, Principal Holding Company owns 10% of outstanding stock and Principal Marketing services, Inc. owns 10% of outstanding stock.

                         (2) Grupo Financiero Principal, S.A. de Seguros de Vida (a Spanish insurance company)

                              (a)  Organized in Spain.

                              (b) Principal International, Inc. owns 99.99993333% of outstanding stock and Principal Holding Company owns .00006667% of outstanding stock.

                              (c) Subsidiary of Grupo Financiero Principal S.A. de Seguros de Vida as of December 31, 1995 is as follows:

                                   (1) Agencia de Seguros, SA (insurance agency that is currently dormant).

                                        (a)  Organized in Spain.

                                        (b)  Grupo Financiero Principal, S.A. de
                                             Seguros  de  Vida  owns  99.99%  of
                                             outstanding   stock  and  Principal
                                             International,  Inc.  owns  .01% of
                                             outstanding stock.

                         (3)  Principal   International   Argentina,   S.A.  (an
                              Argentina corporation)

                              (a)  Organized in Argentina.

                              (b) Principal International, Inc. owns 97.06% of outstanding Stock.

                              (c) Subsidiaries of International Argentina, S.A. as of December 31, 1995 are as follows:

                                   (1) Ethika S.A. Administradoras de Fondo de Jubilaciones y Pensiones (an Argentina corporation).

                                        (a)  Organized in Argentina.

                                        (b)  Principal International  Argentina,
                                             S.A.  owns  99.9%  of   outstanding
                                             stock and Principal  International,
                                             Inc. owns .1% of outstanding stock.

                                   (2)  Princor Compania de Seguros de Retiro,
                                        S.A. (an Argentina corporation)

                                        (a)  Organized in Argentina.

                                        (b)  International Argentina,  S.A. owns
                                             99% of outstanding stock.

                                   (3)  Prinlife  Compania  de Seguros de Vida,
                                        S.A. (an Argentina corporation)

                                        (a)  Organized in Argentina.

                                        (b)  International Argentina,  S.A. owns
                                             99.9%  of  outstanding   stock  and
                                             Principal International,  Inc. owns
                                             .1% of outstanding stock.

                                        (4)  Jacaranda  Administradora de Fondos
                                             de Jubilaciones  y Pensiones,  S.A.
                                             (an Argentina Corporation)

                                        (a)  Organized in Argentina.

                                        (b)  Principal International  Argentina,
                                             S.A.  owns  62.95%  of  outstanding
                                             stock and Principal  International,
                                             Inc.  owns  7.05%  of   outstanding
                                             stock.

                         (4) Principal International Asia Limited, formerly known as Goldchin Champ Limited (a Hong Kong corporation)

                              (a)  Organized in Hong Kong.

                              (b)  Principal  International,  Inc.  owns  50% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 50% of outstanding stock.

                         (5)  Principal International de Chile,S.A.

                              (a)  Organized in Chile.

                              (b)  Principal   International,   Inc.   owns  99%
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                              (c)  Subsidiary  of  Principal   International  de
                                   Chile, S.A. as of December 31, 1995 is as follows:

                                   (1) Ban Renta Compania de Seguros de Vida Banmedica, S.A.

                                        (a)  Organizede in Chile.

                                        (b)  Principal  International  de Chile,
                                             S.A. owns 50% of outstanding stock.

               20.  America's   Health  Plan,  Inc.  (a  developer  of  discount
                    provider networks)

                    a.   Organized in Maryland.

                    b. Principal Holding Company owns 100% of outstanding stock.

     II.  Principal Life Insurance Company (a general life and annuity company)

          A.   Organized in Iowa.

          B. Depositor owns 100% of the outstanding stock (except that of the 100,007 shares outstanding on 12-31-95 each of the 7 members of the Board of Directors owned one qualifying share).

     III. Principal National Life Insurance Company (a general life and annuity company)

          A.   Organized in Iowa.

          B. Depositor owns 100% of the outstanding stock (except that of the 210,000 shares outstanding on 12-31-95 each of the 8 members of the Board of Directors owned one qualifying share).

     IV.  PT  Asuransi   Jiwa   Principal   Egalita   Indonesia   (an  Indonesia
          corporation)

          A.   Organized in Indonsesia.

          B.   Depositor owns 75% of the outstanding stock.

          C. Subsidiary of PT Asuransi Jiwa Principal Egalita Indonesia as of December 31, 1995 is as follows:

               1.   Dana Pensiun Lembaga Keuangan Principal Egalita Indonesia.

                    (a)  Organized in Indonesia.

                    (b)  Dana  Pensiun  Lembaga   Keuangan   Principal   Egalita
                         Indonesia owns 100% of outstanding stock.

The Depositor's investment in its subsidiaries, which in turn includes the subsidiary's investment in its subsidiaries, is included in the financial statements of the Depositor.

                                   SIGNATURES


       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Principal Mutual Life Insurance Company has duly caused this report to be signed on behalf of Principal Mutual Life Insurance Company Separate Account C by the undersigned thereto duly authorized

PRINCIPAL MUTUAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C

By   PRINCIPAL MUTUAL LIFE INSURANCE COMPANY

                    D. J. DRURY
By   ---------------------------------------------------
      D. J. Drury, Chairman and Chief Executive Officer

                     March 15, 1996
Date ---------------------------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities with Principal Mutual Life Insurance Company and on the dates indicated.


Signature                        Title                                 Date


   D. J. DRURY                 Chairman and                       March 15, 1996
---------------------          Chief Executive Officer
D. J. Drury


   D. C.  CUNNINGHAM           Vice President and                 March 15, 1996
----------------------         Controller (Principal
D. C. Cunningham               Accounting Officer)



   C. E. ROHM                  Executive Vice                     March 15, 1996
----------------------         President (Principal
C. E. Rohm                     Financial Officer)



  (M. V. Andringa)*            Director                           March 15, 1996
----------------------
M. V. Andringa



  (R. M. Davis)*               Director                           March 15, 1996
----------------------
R. M. Davis



  (C. D. Gelatt)*              Director                           March 15, 1996
----------------------
C. D. Gelatt



  (G. D. Hurd)*                Director                           March 15, 1996
----------------------
G. D. Hurd



  (T. M. Hutchison)*           Director                           March 15, 1996
----------------------
T. M. Hutchison



  (C. S. Johnson)*             Director                           March 15, 1996
----------------------
C. S. Johnson



  (W. T. Kerr)*                Director                           March 15, 1996
----------------------
W. T. Kerr



  (L. Liu)*                    Director                           March 15, 1996
----------------------
L. Liu



  (V. H. Loewenstein)*         Director                           March 15, 1996
----------------------
V. H. Loewenstein



  (J. R. Price, Jr.)*          Director                           March 14, 1996
J. R. Price, Jr.


  (B. A. Rice)*                Director                           March 15, 1996
----------------------
B. A. Rice



  (J-P. C. Rosso)*             Director                           March 15, 1996
----------------------
J-P. C. Rosso



  (D. M. Stewart)*             Director                           March 15, 1996
----------------------
D. M. Stewart



  (E. E. Tallett)*             Director                           March 15, 1996
----------------------
E. E. Tallett



  (D. D. Thornton)*            Director                           March 15, 1996
----------------------
D. D. Thornton




  (F. W. Weitz)*               Director                           March 15, 1996
----------------------
F. W. Weitz


                                                      DAVID J. DRURY
                                       *By -------------------------------------
                                           David J. Drury
                                           Chairman and Chief Executive Officer

                                                       March 15, 1996
                                           -------------------------------------
                                           Pursuant to Powers of Attorney
                                           Previously Filed or Included Herein

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   M. Vermeer Andringa
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   R. M. Davis
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   C. D. Gelatt, Jr.
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   G. D. Hurd
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   T. M. Hutchison
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   C. S. Johnson
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   W. T. Kerr
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   L. Liu
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   V. H. Loewestein
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   J. R. Price, Jr.
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   B. A. Rice
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   J-P. C. Rosso
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   D. M. Stewart
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   E. E. Tallett
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   D. D. Thornton
                                   _____________________________________________

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933,and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1996.
                                   F. W. Weitz
                                   _____________________________________________