Form 10-K405
period 1996-12-31
PRINCIPAL MUTUAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C
filed 1997-03-13
CIK 278194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-K

                  1. ANNUAL REPORT PURSUANT TO SECTION 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996   Commission File Number 2-39957 and
                          (current  number)   Commission File Number 33-58028

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

        Except for those Contracts described above with payments credited to the Registrant (Principal Mutual Life Insurance Company Separate Account C) and Variable Annuity Contracts and Variable Life Insurance Contracts with payments credited to Principal Mutual Life Insurance Company Separate Account B and Variable Life Separate Account, respectively, the Company distributes its own products as permitted under the laws of the various jurisdictions in which the Company is authorized to do business, namely the fifty states of the United States, the District of Columbia, the Commonwealth of Puerto Rico and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. Such distribution is through a field agency system of approximately 1,369 full-time agents, a group insurance sales organization of approximately 237 individuals and through a large number of independent insurance brokers.

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

              For Bankers Flexible Annuity Contracts (Registration No. 2-39957) the high and low unit values for each quarterly period during 1995 and 1996 are:

                             Lowest Unit Value                Highest Unit Value

First Quarter 1995              12.7340882                        13.7592135
Second  "     1995              13.6942657                        14.6657898
Third   "     1995              14.5577805                        15.6800495
Fourth  "     1995              15.4730197                        16.8388145
First   "     1996              16.1566920                        17.7276157
Second  "     1996              17.2376898                        18.4981914
Third   "     1996              17.1298163                        19.0972231
Fourth  "     1996              19.0834302                        20.9438753

              For Pension Builder Contracts (Registration No. 33-58028) units were first valued at $1.00 on September 19, 1983 for the Common Stock Division, September 22, 1983 for the Money Market Division and March 30, 1987 for the Government Securities Division. Listed below are the low and high unit values for each quarterly period during 1995 and 1996.

                        Common Stock        Money Market    GovernmentSecurities
                          Division            Division            Division
                    ------------------- ------------------- -------------------
      Quarter         Lowest   Highest    Lowest    Highest   Lowest   Highest
      -------       --------- --------- --------- --------- --------- ---------

First  Quarter 1995 2.6211587 2.8254152 1.6964652 1.7132417 1.5645192 1.6662837
Second   "     1995 2.8104369 3.0045562 1.7134358 1.7307405 1.6591219 1.7619418
Third    "     1995 2.9813502 3.2043269 1.7311185 1.7474271 1.7282744 1.7774597
Fourth   "     1995 3.1588549 3.4337785 1.7476067 1.7641630 1.7744906 1.8412779
First    "     1996 3.2910145 3.6038869 1.7643456 1.7794169 1.7885686 1.8659123
Second   "     1996 3.5027271 3.7531349 1.7795808 1.7944082 1.7579298 1.8082621
Third    "     1996 3.4715323 3.8626355 1.7945771 1.8100784 1.7664483 1.8331690
Fourth   "     1996 3.8592017 4.2249921 1.8102495 1.8260476 1.8293409 1.9038096

        b. The approximate number of holders of record of each group contract and the number of the participants therein as of December 31, 1996, are as follows:

                                        (1)                    (2)
                                  Number of Group           Number of
                                  Contract Holders         Participants
                                  ----------------         ------------
Bankers Flexible Annuity                 22                     22
Pension Builder                          81                    100

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

Item 8. Financial Statements and Supplementary Data

                         Principal Mutual Life Insurance
                           Company Separate Account C

                             Statement of Net Assets

                                December 31, 1996

Assets
Investments:
   Capital Accumulation Division:
      Principal Capital Accumulation Fund, Inc. - 87,657 shares at net asset value of $29.84 per
        share (cost - $2,076,366)                                                                              $2,615,699
   Government Securities Division:
      Principal Government Securities Fund, Inc. - 38,003 shares at net asset value of $10.31 per
        share (cost - $389,669)                                                                                   391,816
   Money Market Division:
      Principal Money Market Fund, Inc. - 275,659 shares at net asset value (cost) of $1.00 per share
                                                                                                                  275,659
                                                                                                        ====================
Net assets                                                                                                     $3,283,174
                                                                                                        ====================

                                                                 Unit
                                                Units            Value
                                               -------------- ------------
                                               -------------- ------------
Net assets are represented by:
   Capital Accumulation Division:
      Currently payable annuity contracts:
        Bankers Flexible Annuity                   10,748         20.56          $   220,979
        Pension Builder Plus                        4,230          4.15               17,555
      Contracts in accumulation period:
        Bankers Flexible Annuity                   64,453         20.56            1,325,409
        Pension Builder Plus                      253,535          4.15            1,051,756
                                                                           --------------------
                                                                           --------------------
                                                                                   2,615,699
   Government Securities Division:
      Contracts in accumulation period
          - Pension Builder Plus
                                                  209,017          1.87              391,816

   Money Market Division:
      Contracts in accumulation period
          - Pension Builder Plus
                                                  150,959          1.83              275,659
                                                                           ====================
Net assets                                                                        $3,283,174
                                                                           ====================

See accompanying notes.

                         Principal Mutual Life Insurance
                           Company Separate Account C

                             Statement of Operations

                          Year ended December 31, 1996




                                                                                Capital           Government           Money
                                                                             Accumulation         Securities          Market
                                                             Combined          Division            Division          Division
                                                           -------------- -------------------- ------------------ ----------------
                                                           -------------- -------------------- ------------------ ----------------
Investment income
Income:
   Dividends                                                   $  89,960      $  46,413               $22,335           $21,212
   Capital gains distributions                                   336,661        336,661                     -                 -
                                                           -------------- -------------------- ------------------ ----------------
                                                           -------------- -------------------- ------------------ ----------------
                                                                 426,621        383,074                22,335            21,212

Expenses:
   Mortality and expense risks                                    45,532         31,077                 8,155             6,300
   Administration charges                                         16,488         11,366                 3,342             1,780
   Contingent sales charges                                        4,886          3,472                 1,243               171
                                                           -------------- -------------------- ------------------ ----------------
                                                           -------------- -------------------- ------------------ ----------------
                                                                  66,906         45,915                12,740             8,251
                                                           -------------- -------------------- ------------------ ----------------
                                                           -------------- -------------------- ------------------ ----------------
Net investment income                                            359,715        337,159                 9,595            12,961

Realized and unrealized gains (losses) on investments
Net realized gains on investments                                375,271        370,021                 5,250                 -
Change in net unrealized appreciation of investments
                                                                (128,013)      (104,624)              (23,389)                -
                                                           -------------- -------------------- ------------------ ----------------
                                                           ============== ==================== ================== ================
Net increase (decrease) in net assets resulting from
   operations                                                   $606,973       $602,556               $(8,544)          $12,961
                                                           ============== ==================== ================== ================

See accompanying notes.

                         Principal Mutual Life Insurance
                           Company Separate Account C

                       Statements of Changes in Net Assets

                     Years ended December 31, 1996 and 1995




                                                                               Capital          Government            Money
                                                                            Accumulation        Securities           Market
                                                             Combined         Division           Division           Division
                                                           -------------- ------------------ ------------------ ------------------

Net assets at January 1, 1995                                 $16,226,329    $11,063,722         $2,701,646         $2,460,961

Increase (decrease) in net assets
Operations:
   Net investment income                                          518,901        423,439             36,661             58,801
   Net realized gains (losses) on investments                     566,777        619,160            (52,383)                 -
   Change in net unrealized appreciation/ depreciation
      of investments                                              955,515        665,019            290,496                  -
                                                           -------------- ------------------ ------------------ ------------------
                                                           -------------- ------------------ ------------------ ------------------
Net increase in net assets resulting from operations            2,041,193      1,707,618            274,774             58,801
Changes from principal transactions:
   Purchase payments, less sales charges, per payment
      fees and applicable premium taxes                         3,592,629      1,872,882            801,970            917,777
   Contract terminations                                       (5,907,945)    (4,319,096)          (800,094)          (788,755)
   Transfer payments to other contracts                       (10,028,790)    (6,229,880)        (2,143,609)        (1,655,301)
   Annuity payments                                               (20,258)       (20,258)                 -                  -
                                                           -------------- ------------------ ------------------ ------------------
Decrease in net assets from principal transactions            (12,364,364)    (8,696,352)        (2,141,733)        (1,526,279)
                                                           -------------- ------------------ ------------------ ------------------
Total decrease                                                (10,323,171)    (6,988,734)        (1,866,959)        (1,467,478)
                                                           -------------- ------------------ ------------------ ------------------
Net assets at December 31, 1995                                 5,903,158      4,074,988            834,687            993,483

Increase (decrease) in net assets
Operations:
   Net investment income                                          359,715        337,159              9,595             12,961
   Net realized gains on investments                              375,271        370,021              5,250                  -
   Change in net unrealized appreciation of investments
                                                                 (128,013)      (104,624)           (23,389)                 -
                                                           -------------- ------------------ ------------------ ------------------
Net increase (decrease) in net assets resulting from
   operations                                                     606,973        602,556             (8,544)            12,961
Changes from principal transactions:
   Purchase payments, less sales charges, per payment
      fees and applicable premium taxes                           534,112        289,839             56,253            188,020
   Contract terminations                                       (1,979,669)    (1,610,547)          (191,392)          (177,730)
   Transfer payments to other contracts                        (1,757,595)      (717,332)          (299,188)          (741,075)
   Annuity payments                                               (23,805)       (23,805)                 -                  -
                                                           -------------- ------------------ ------------------ ------------------
Decrease in net assets from principal transactions             (3,226,957)    (2,061,845)          (434,327)          (730,785)
                                                           -------------- ------------------ ------------------ ------------------
Total decrease                                                 (2,619,984)    (1,459,289)          (442,871)          (717,824)
                                                           ============== ================== ================== ==================
Net assets at December 31, 1996                               $ 3,283,174    $ 2,615,699         $  391,816         $  275,659
                                                           ============== ================== ================== ==================

See accompanying notes.

                         Principal Mutual Life Insurance
                           Company Separate Account C

                          Notes to Financial Statements

                                December 31, 1996



1.  Investment and Accounting Policies

Principal Mutual Life Insurance Company Separate Account C was organized by Principal Mutual Life Insurance Company (Principal Mutual) in accordance with the provisions of the Iowa Insurance Laws and is a part of the total operations of Principal Mutual. The assets and liabilities of Separate Account C are clearly identified and distinguished from the other assets and liabilities of Principal Mutual, with the remaining aggregate value of units registered with the Securities and Exchange Commission under the current registration statement (but not the authorized number of units) limited to $10.6 million. As directed by eligible contractholders, Separate Account C invests solely in shares of Principal Capital Accumulation Fund, Inc., Principal Government Securities Fund, Inc. and Principal Money Market Fund, Inc., diversified open-end management investment companies organized by Principal Mutual.
Investments are stated at the closing net asset values per share on December 31, 1996.

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


2.  Expenses

Principal Mutual is compensated for the following expenses:

   Bankers Flexible Annuity Contracts - Mortality and expense risks assumed by Principal Mutual are compensated for by a charge equivalent to an annual rate of 0.48% of the asset value of each contract. An annual administration charge of $7 for each participant's account is deducted as compensation for administrative expenses. The mortality and expense risk and annual administration charges amounted to $7,429 and $161, respectively, during the year 1996. A sales charge of up to 7% was deducted from each contribution made on behalf of each participant. The sales charge was deducted from the contributions by Principal Mutual prior to their transfer to Separate Account C.

                         Principal Mutual Life Insurance
                           Company Separate Account C

                    Notes to Financial Statements (continued)

2.  Expenses (continued)

   Pension Builder Plus Contracts - Mortality and expense risks assumed by Principal Mutual are compensated for by a charge equivalent to an annual rate of 1.4965% of the asset value of each contract. A contingent sales charge of up to 7% may be deducted from withdrawals made during the first 10 years of a contract, except for death or permanent disability. An annual administration charge will be deducted ranging from a minimum of $25 to a maximum of $275 depending upon a participant's investment account values and the number of participants under the retirement plan and their participant investment account value. The charges for mortality and expense risks, contingent sales and annual administration amounted to $38,103, $4,887, and $16,327, respectively, during the year 1996.

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

4.  Purchases and Sales of Investment Securities

The aggregate units and cost of purchases and proceeds from sales of investments were as follows:

                                                         For the year ended December 31, 1996
                                      ----------------------------------------------------------------------------
                                      Units Purchased    Amount Purchased    Units Redeemed     Amount Redeemed
                                      ----------------- ------------------- ----------------- --------------------
                                      ----------------- ------------------- ----------------- --------------------
   Capital Accumulation Division:
      Bankers Flexible Annuity                     740           $208,889             26,244         $   470,421
      Pension Builder Plus                      80,776            464,025            523,979           1,927,179
                                      ----------------- ------------------- ----------------- --------------------
                                      ----------------- ------------------- ----------------- --------------------
                                                81,516            672,914            550,223           2,397,600

   Government Securities Division:
      Pension Builder Plus                      31,099             78,588            275,487             503,320

   Money Market Division:
      Pension Builder Plus                     106,125            209,232            518,815             927,056
                                      ----------------- ------------------- ----------------- --------------------
                                      ================= =================== ================= ====================
                                               218,740           $960,734          1,344,525          $3,827,976
                                      ================= =================== ================= ====================

                         Principal Mutual Life Insurance
                           Company Separate Account C

                    Notes to Financial Statements (continued)




4.  Purchases and Sales of Investment Securities (continued)

                                                                        For the year ended December 31, 1995
                                                     ----------------------------------------------------------------------------
                                                     Units Purchased    Amount Purchased    Units Redeemed     Amount Redeemed
                                                     ----------------- ------------------- ----------------- --------------------
                                                     ----------------- ------------------- ----------------- --------------------
   Capital Accumulation Division:
      Bankers Flexible Annuity                                  -             $  167,512             31,593         $   441,825
      Pension Builder Plus                                    650,439          2,229,252          3,524,489          10,227,852
                                                     ----------------- ------------------- ----------------- --------------------
                                                     ----------------- ------------------- ----------------- --------------------
                                                              650,439          2,396,764          3,556,082          10,669,677

   Government Securities Division:
      Pension Builder Plus                                    494,421            866,680          1,762,773           2,971,752

   Money Market Division:
      Pension Builder Plus                                    535,936          1,006,023          1,424,097           2,473,501
                                                     ----------------- ------------------- ----------------- --------------------
                                                     ================= =================== ================= ====================
                                                            1,680,796         $4,269,467          6,742,952         $16,114,930
                                                     ================= =================== ================= ====================

Purchases include reinvested dividends and capital gains.

Money Market purchases include transactions where investment allocations are not known at the time of the deposit. Redemptions reflect subsequent allocations to directed investment divisions.


5.  Net Assets

Net assets at December 31, 1996 consisted of the following:

                                                                                                           Net Unrealized
                                                                                       Accumulated          Appreciation
                                                                      Unit            Net Investment       of Investments
                                                  Combined        Transactions            Income
                                              ----------------- ------------------ --------------------- -------------------
                                              ----------------- ------------------ --------------------- -------------------
   Capital Accumulation Division:
      Bankers Flexible Annuity                    $1,546,388         $   230,592        $   909,246            $406,550
      Pension Builder Plus                         1,069,311             763,420            173,108             132,783
                                              ----------------- ------------------ --------------------- -------------------
                                              ----------------- ------------------ --------------------- -------------------
                                                   2,615,699             994,012          1,082,354             539,333
   Government Securities Division:
      Pension Builder Plus                           391,816             347,236             42,433               2,147
   Money Market Division:
      Pension Builder Plus                           275,659             257,350             18,309                   -
                                              ----------------- ------------------ --------------------- -------------------
                                              ================= ================== ===================== ===================
                                                  $3,283,174          $1,598,598         $1,143,096            $541,480
                                              ================= ================== ===================== ===================

                         Report of Independent Auditors



Board of Directors and Participants
Principal Mutual Life Insurance Company


We have audited the accompanying statement of net assets of Principal Mutual Life Insurance Company Separate Account C (comprising, respectively, the Capital Accumulation, Government Securities, and Money Market Divisions) as of December 31, 1996, and the related statements of operations for the year then ended, and changes in net assets for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1996, by correspondence with the transfer agent. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Principal Mutual Life Insurance Company Separate Account C at December 31, 1996, and the results of its operations for the year then ended, and the changes in its net assets for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

/s/ Ernst & Young

Des Moines, Iowa
February 7, 1997

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Documents filed as part of this report:

             1. The following financial statements are submitted herewith:

                Statement of Net Assets -- December 31, 1996

                Statement of Operations -- Year ended December 31, 1996

                Statements of Changes in Net Assets -- Years ended December 31, 1996 and 1995.

                Notes to Financial Statements

             2. Schedules - All other  schedules for which  provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             3. Exhibits:

                (20) Subsidiaries of the Registrant


                         Subsidiaries of the Registrant

The Registrant is a separate account of Principal Mutual Life Insurance Company. It has no subsidiary. Principal Mutual Life Insurance Company, as the Depositor of the Account, owns or controls, as of December 31, 1996, subsidiaries as follows:

     I.   Principal Holding Company

          A.   Organized in Iowa.

          B.   Depositor owns 100% of outstanding stock.

          C. Subsidiaries of Principal Holding Company as of December 31, 1996, are as follows:

               1.   Princor   Financial   Services   Corporation  (a  registered
                    broker-dealer)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Princor Financial Services Corporation as of December 31, 1996 are as follows:

                         (1)  Princor   Management   Corporation  (a  registered
                              investment adviser)

                              (a)  Organized in Iowa.

                              (b) Princor Financial Services Corporation owns 100% of outstanding stock.

                         (2) Principal Investors Corporation (broker-dealer of securities and registered investments
                              - not currently active)

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

               6. Equity FC, Ltd. (a general business corporation that engages in investment transactions including limited partnership and limited liability companies)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               7. Principal Commercial Advisors, Inc. (purchasing, managing and selling commercial real estate assets)

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

                    c. Subsidiary of Principal Securities Holding Corporation as of December 31, 1996 is as follows:

                         (1) Principal Financial Securities, Inc.(investment banking and securities brokerage firm)

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

               13. Principal Marketing Services, Inc. (a corporation formed to serve as an interface between marketers and manufacturers of financial services products)

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               14. Principal Health Care, Inc. (a developer and administrator of managed care systems)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Principal Health Care, Inc. as of December 31, 1996 are as follows:

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

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (2) Americas Health Plan, Inc.(a developer of discount provider networks)

                              (a)  Organized in Maryland.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (3) Principal Health Care of the Mid-Atlantic, Inc. (a health maintenance organization)

                              (a)  Organized in Virginia.

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

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (12) United Healthcare  Services of Iowa, Inc.(a health
                              maintenance organization)

                              (a)  Organized in Iowa.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (13) Principal    Behavioral    Health   Care,   Inc.(a
                              mental  and nervous/substance    abuse   preferred
                              provider organization)

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

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (16) Principal  Health Care of South Carolina,  Inc. (a
                              health maintenance organization)

                              (a)  Organized in South Carolina.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (17) Principal Health Care of St. Louis, Inc. (a health
                              maintenance organization)

                              (a)  Organized in Delaware.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (18) Principal Health Care of Tennessee, Inc. (a health
                              maintenance organization)

                              (a)  Organized in Tennessee.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (19) Principal  Health  Care of  Texas,  Inc.(a  health
                              maintenance organization)

                              (a)  Organized in Texas.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (20) The Admar  Group,  Inc. (a national  managed  care
                              service organization that developes and manages preferred provider organizations (PPO's))

                              (a)  Organized in Florida.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                              (c) Subsidiaries of The Admar Group, Inc. as of December 31, 1996.

                                   1)   Admar   Corporation   (a  managed   care
                                        services organization)

                                        a)   Organized in California.

                                        b)   The Admar Group,  Inc. owns 100% of
                                             outstanding stock.

                                   2)   Admar  Insurance   Marketing,   Inc.  (a
                                        managed care services organization)

                                        a)   Organized in California.

                                        b)   The Admar Group,  Inc. owns 100% of
                                             outstanding stock.

                                   3) Benefit Plan Administrators, Inc. (a managed care services organization)

                                        a)   Organized in Colorado.

                                        b)   The Admar Group,  Inc. owns 100% of
                                             outstanding stock.

                                   4)   SelectCare   Management   Co.,  Inc.  (a
                                        managed care services organization)

                                        a)   Organized in California.

                                        b)   The Admar Group,  Inc. owns 100% of
                                             outstanding stock.

                                   5)   Image  Financial &  Insurance  Services,
                                        Inc.    (a   managed    care    services
                                        organization)

                                        a)   Organized in California.

                                        b)   The Admar Group,  Inc. owns 100% of
                                             outstanding stock.

                                   6) WM. G. Hofgard & Co., Inc. (a managed care services organization)

                                        a)   Organized in California.

                                        b)   The Admar Group,  Inc. owns 100% of
                                             outstanding stock.

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

               17. Principal Portfolio Services, Inc. (a mortgage diligence company)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.


               18. Principal Residential Mortgage, Inc. (a residential mortgage loan broker)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               19. Principal International, Inc. (a company formed for the purpose of international business development)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Principal International, Inc. as of December 31, 1996 are as follows:

                         (1) Principal Insurance Company (Hong Kong) Limited (a Hong Kong corporation)

                              (a)  Organized in Hong Kong.

                              (b) Principal International, Inc. owns 99% of outstanding stock and Principal International Asia Limited owns 1% of outstanding stock.

                         (2)  Principal   International   Argentina,   S.A.  (an
                              Argentina services corporation)

                              (a)  Organized in Argentina.

                              (b) Principal International, Inc. owns 97.03% of outstanding Stock.

                              (c) Subsidiaries of International Argentina, S.A. as of December 31, 1996 are as follows:

                                   (1) Ethika-Jacaranda S.A. Administradora de Fondos de Jubilaciones y Pensiones (an Argentina pension company).

                                        (a)  Organized in Argentina.

                                        (b)  Principal International  Argentina,
                                             S.A.  owns  68.12%  of  outstanding
                                             stock.

                                   (2)  Princor  Compania  de Seguros de Retiro,
                                        S.A.  (an  Argentina   annuity  company)
                                        inactive

                                        (a)  Organized in Argentina.

                                        (b)  Principal International  Argentina,
                                             S.A. owns 99% of outstanding  stock
                                             and Principal  International,  Inc.
                                             owns 1% of outstanding stock.

                                   (3)  Prinlife  Compania  de  Seguros de Vida,
                                        S.A.  (an   Argentina   life   insurance
                                        company)

                                        (a)  Organized in Argentina.

                                        (b)  International Argentina,  S.A. owns
                                             99%  of   outstanding   stock   and
                                             Principal International,  Inc. owns
                                             1% of outstanding stock.

                         (3) Principal International Asia Limited (a Hong Kong corporation)

                              (a)  Organized in Hong Kong.

                              (b)  Principal  International,  Inc.  owns  50% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 50% of outstanding stock.

                         (4) Principal International de Chile, S.A. (a Chile corporation)

                              (a)  Organized in Chile.

                              (b)  Principal   International,   Inc.   owns  99%
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                              (c)  Subsidiary  of  Principal   International  de
                                   Chile, S.A. as of December 31, 1996 is as follows:

                                   (1) BanRenta Compania de Seguros de Vida, S.A. (a Chile corporation)

                                        (a)  Organized in Chile.

                                        (b)  Principal  International  de Chile,
                                             S.A. owns 50% of outstanding stock.

                         (5) Principal International Espana, S.A. de Seguros de Vida (a Spain corporation)

                              (a)  Organized in Spain.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                              (c) Subsidiary of Principal Internationl Espana, S.A. de Seguros de Vida as of December 31, 1996 is as follows:

                                   (1) Princor International Espana Sociedad Anonima de Agencia de Seguros (a Spain corporation) inactive

                                        (a)  Organized in Spain.

                                        (b)  Principal   International   Espana,
                                             S.A. de Seguros de Vida owns 99% of
                                             outstanding   stock  and  Principal
                                             International,   Inc.  owns  1%  of
                                             outstanding stock.

                         (6) Principal Mexico Compania de Seguros, S.A. de C.V. (a Mexico corporation)

                              (a)  Organized in Mexico.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                         (7)  Qualitas Medica, S.A. (an Argentina HMO)

                              (a)  Organized in Argentina.

                              (b)  Principal    International    owns   30%   of
                                   outstanding stock.

                         (8) Zao Principal International (a Russia corporation) inactive

                              (a)  Organized in Russia.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

     II.  PT  Asuransi   Jiwa   Principal   Egalita   Indonesia   (an  Indonesia
          corporation)

          A.   Organized in Indonsesia.

          B.   Depositor owns 75% of the outstanding stock.

          C. Subsidiary of PT Asuransi Jiwa Principal Egalita Indonesia as of December 31, 1996 is as follows:

               1. Dana Pensiun Lembaga Keuangan Principal Egalita Indonesia (an Indonesia company)

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

                   /s/ D. J. DRURY
By   ---------------------------------------------------
      D. J. Drury, Chairman and Chief Executive Officer

                     March 13, 1997
Date ---------------------------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities with Principal Mutual Life Insurance Company and on the dates indicated.


Signature                        Title                                 Date


 /s/ D. J. DRURY               Chairman and                       March 13, 1997
---------------------          Chief Executive Officer
D. J. Drury


/s/ D. C.  CUNNINGHAM          Vice President and                 March 13, 1997
----------------------         Controller (Principal
D. C. Cunningham               Accounting Officer)



/s/ M. H. GERSIE               Senior Vice                        March 13, 1997
----------------------         President (Principal
M. H. Gersie                   Financial Officer)



  (M. V. Andringa)*            Director                           March 13, 1997
----------------------
M. V. Andringa



  (R. M. Davis)*               Director                           March 13, 1997
----------------------
R. M. Davis



  (C. D. Gelatt)*              Director                           March 13, 1997
----------------------
C. D. Gelatt



  (G. D. Hurd)*                Director                           March 13, 1997
----------------------
G. D. Hurd



  (T. M. Hutchison)*           Director                           March 13, 1997
----------------------
T. M. Hutchison



  (C. S. Johnson)*             Director                           March 13, 1997
----------------------
C. S. Johnson



  (W. T. Kerr)*                Director                           March 13, 1997
----------------------
W. T. Kerr



  (L. Liu)*                    Director                           March 13, 1997
----------------------
L. Liu



  (V. H. Loewenstein)*         Director                           March 13, 1997
----------------------
V. H. Loewenstein



  (R. D. Pearson)*             Director                           March 13, 1997
----------------------
R. D. Pearson



  (J. R. Price, Jr.)*          Director                           March 13, 1997
----------------------
J. R. Price, Jr.


  (B. A. Rice)*                Director                           March 13, 1997
----------------------
B. A. Rice



  (J-P. C. Rosso)*             Director                           March 13, 1997
----------------------
J-P. C. Rosso



  (D. M. Stewart)*             Director                           March 13, 1997
----------------------
D. M. Stewart



  (E. E. Tallett)*             Director                           March 13, 1997
----------------------
E. E. Tallett



  (D. D. Thornton)*            Director                           March 13, 1997
----------------------
D. D. Thornton




  (F. W. Weitz)*               Director                           March 13, 1997
----------------------
F. W. Weitz


                                                   /s/ DAVID J. DRURY
                                       *By -------------------------------------
                                           David J. Drury
                                           Chairman and Chief Executive Officer

                                                       March 13, 1997
                                           -------------------------------------
                                           Pursuant to Powers of Attorney
                                           Previously Filed or Included Herein

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Mutual Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. D. Hurd, T. M. Hutchison and F. W. Weitz, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Mutual Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933, and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 13th day of March, 1997.
                                    /s/ R. D. PEARSON
                                   _____________________________________________
                                   R. D. Pearson