Form 10-K405
period 1997-12-31
PRINCIPAL MUTUAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C
filed 1998-03-16
CIK 278194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-K

                  1. ANNUAL REPORT PURSUANT TO SECTION 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997   Commission File Number 2-39957 and
                          (current  number)   Commission File Number 33-58028

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

                             Yes  ___X___      No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Registrant has no voting stock.


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

        Except for those Contracts described above with payments credited to the Registrant (Principal Mutual Life Insurance Company Separate Account C) and Variable Annuity Contracts and Variable Life Insurance Contracts with payments credited to Principal Mutual Life Insurance Company Separate Account B and Variable Life Separate Account, respectively, the Company distributes its own products as permitted under the laws of the various jurisdictions in which the Company is authorized to do business, namely the fifty states of the United States, the District of Columbia, the Commonwealth of Puerto Rico and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. Such distribution is through a field agency system of approximately 1,327 full-time agents, a group insurance sales organization of approximately 254 individuals and through a large number of independent insurance brokers.

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

              For Bankers Flexible Annuity Contracts (Registration No. 2-39957) the high and low unit values for each quarterly period during 1996 and 1997 are:

                             Lowest Unit Value                Highest Unit Value

First Quarter 1996              16.1566920                        17.7276157
Second  "     1996              17.2376898                        18.4981914
Third   "     1996              17.1298163                        19.0972231
Fourth  "     1996              19.0834302                        20.9438753
First   "     1997              20.4528637                        21.9936217
Second  "     1997              20.3003374                        23.8234633
Third   "     1997              23.6068661                        25.2849532
Fourth  "     1997              23.6518502                        26.5671402

              For Pension Builder Contracts (Registration No. 33-58028) units were first valued at $1.00 on September 19, 1983 for the Common Stock Division, September 22, 1983 for the Money Market Division and March 30, 1987 for the Government Securities Division. Listed below are the low and high unit values for each quarterly period during 1996 and 1997.

                        Common Stock        Money Market    GovernmentSecurities
                          Division            Division            Division
                    ------------------- ------------------- -------------------
      Quarter         Lowest   Highest    Lowest    Highest   Lowest   Highest
      -------       --------- --------- --------- --------- --------- ---------

First Quarter  1996 3.2910145 3.6038869 1.7643456 1.7794169 1.7885686 1.8659123
Second   "     1996 3.5027271 3.7531349 1.7795808 1.7944082 1.7579298 1.8082621
Third    "     1996 3.4715323 3.8626355 1.7945771 1.8100784 1.7664483 1.8331690
Fourth   "     1996 3.8592017 4.2249921 1.8102495 1.8260476 1.8293409 1.9038096
First    "     1997 4.1255939 4.4281422 1.8262238 1.8416400 1.8452822 1.9047543
Second   "     1997 4.0833413 4.7827225 1.8418203 1.8584075 1.8424106 1.9329582
Third    "     1997 4.7380533 5.0609139 1.8585945 1.8745921 1.9286336 1.9921011
Fourth   "     1997 4.7149497 5.2522151 1.8747794 1.8911113 1.9864637 2.0387303

        b. The approximate number of holders of record of each group contract and the number of the participants therein as of December 31, 1997, are as follows:

                                        (1)                    (2)
                                  Number of Group           Number of
                                  Contract Holders         Participants
                                  ----------------         ------------
Bankers Flexible Annuity                  18                     18
Pension Builder                           41                     48

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

Item 8. Financial Statements and Supplementary Data

                         Principal Mutual Life Insurance
                           Company Separate Account C

                              Financial Statements

                          Year ended December 31, 1997






                                    Contents

Report of Independent Auditors................................................1

Audited Financial Statements

Statement of Net Assets.......................................................2
Statement of Operations.......................................................3
Statements of Changes in Net Assets...........................................4
Notes to Financial Statements.................................................5


Ernst & Young LLP                Suite 3400                  Phone: 515 243 2727
                                 801 Grand Avenue
                                 Des Moines, Iowa 50309-2765



                         Report of Independent Auditors






Board of Directors and Participants
Principal Mutual Life Insurance Company


We have audited the accompanying statement of net assets of Principal Mutual Life Insurance Company Separate Account C (comprising, respectively, the Capital Accumulation [formerly Common Stock], Government Securities, and Money Market Divisions) as of December 31, 1997, and the related statements of operations for the year then ended, and changes in net assets for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1997, by correspondence with the transfer agent. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Principal Mutual Life Insurance Company Separate Account C at December 31, 1997, and the results of its operations for the year then ended, and the changes in its net assets for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Des Moines, Iowa
February 6, 1998

       Ernst & Young LLP is a member of Ernst & Young Internationl, Ltd.


                         Principal Mutual Life Insurance
                           Company Separate Account C

                             Statement of Net Assets

                                December 31, 1997



Assets
Investments:
   Capital Accumulation Division:
     Principal Capital Accumulation Fund, Inc. - 79,070 shares at net
       asset value of $34.61 per share (cost - $1,939,051)            $2,736,606
   Government Securities Division:
     Principal Government Securities Fund, Inc. - 37,487 shares at net
       asset value of $10.72 per share (cost - $385,839)                 401,865
   Money Market Division:
     Principal Money Market Fund, Inc. - 278,051 shares at net asset
       value (cost) of $1.00 per share                                   278,051
                                                                      ==========
Net assets                                                            $3,416,522
                                                                      ==========

                                                              Unit
                                                  Units      Value
                                             -------------------------
Net assets are represented by:
   Capital Accumulation Division:
     Currently payable annuity contracts:
       Bankers Flexible Annuity                  10,008      $26.57   $  265,913
       Pension Builder Plus                       3,818        5.25       20,044
     Contracts in accumulation period:
       Bankers Flexible Annuity                  55,100       26.57    1,463,872
       Pension Builder Plus                     187,845        5.25      986,777
                                                                      ----------
                                                                       2,736,606
   Government Securities Division:
     Contracts in accumulation period - Pension
       Builder Plus                             197,135        2.04      401,865

   Money Market Division:
     Contracts in accumulation period - Pension
       Builder Plus                             147,215        1.89      278,051
                                                                      ----------
Net assets                                                            $3,416,522
                                                                      ==========


See accompanying notes.



                         Principal Mutual Life Insurance
                           Company Separate Account C

                             Statement of Operations

                          Year ended December 31, 1997


                                                                  Capital         Government        Money
                                                                Accumulation      Securities        Market
                                                  Combined        Division         Division        Division
                                                ---------------------------------------------------------------
Investment income
Income:
   Dividends                                        $ 86,581       $ 49,517        $23,370         $13,694
   Capital gains distributions                       214,545        214,545              -               -
                                                ---------------------------------------------------------------
                                                ---------------------------------------------------------------
                                                     301,126        264,062         23,370          13,694

Expenses:
   Mortality and expense risks                        31,807         21,983          5,799           4,025
   Administration charges                              4,549          2,929            782             838
                                                ---------------------------------------------------------------
                                                      36,356         24,912          6,581           4,863
                                                ---------------------------------------------------------------
                                                ---------------------------------------------------------------
Net investment income                                264,770        239,150         16,789           8,831

Realized and unrealized gains on investments
Net realized gains on investments                    127,878        126,977            901               -
Change in net unrealized appreciation of
   investments                                       272,101        258,222         13,879               -
                                                ---------------------------------------------------------------
                                                ===============================================================
Net increase in net assets resulting from
   operations                                       $664,749       $624,349        $31,569         $ 8,831
                                                ===============================================================


See accompanying notes.



                         Principal Mutual Life Insurance
                           Company Separate Account C

                       Statements of Changes in Net Assets

                     Years ended December 31, 1997 and 1996


                                                                  Capital         Government        Money
                                                                Accumulation      Securities        Market
                                                  Combined        Division         Division        Division
                                                ---------------------------------------------------------------
Net assets at January 1, 1996                     $5,903,158     $4,074,988        $834,687         $993,483

Increase (decrease) in net assets
Operations:
   Net investment income                             359,715        337,159           9,595           12,961
   Net realized gains on investments                 375,271        370,021           5,250                -
   Change in net unrealized appreciation of
     investments                                    (128,013)      (104,624)        (23,389)               -
                                                ---------------------------------------------------------------
Net increase (decrease) in net assets
   resulting from operations                         606,973        602,556          (8,544)          12,961
Changes from principal transactions:
   Purchase payments, less sales charges, per
     payment fees and applicable premium taxes             -              -               -                -
   Contract terminations                          (1,445,557)    (1,320,708)       (135,139)        (177,730)
   Transfer payments to other contracts           (1,757,595)      (717,332)       (299,188)        (553,055)
   Annuity payments                                  (23,805)       (23,805)              -                -
                                                ---------------------------------------------------------------
Decrease in net assets from principal             (3,226,957)    (2,061,845)       (434,327)        (730,785)
   transactions
                                                ---------------------------------------------------------------
Total decrease                                    (2,619,984)    (1,459,289)       (442,871)        (717,824)
                                                ---------------------------------------------------------------
Net assets at December 31, 1996                    3,283,174      2,615,699         391,816          275,659

Increase (decrease) in net assets
Operations:
   Net investment income                             264,770        239,150          16,789            8,831
   Net realized gains on investments                 127,878        126,977             901                -
   Change in net unrealized appreciation of
     investments                                     272,101        258,222          13,879                -
                                                ---------------------------------------------------------------
Net increase in net assets resulting from            664,749        624,349          31,569            8,831
   operations
Changes from principal transactions:
   Purchase payments, less sales charges, per
     payment fees and applicable premium taxes         7,701          7,701               -                -
   Contract terminations                            (227,772)      (223,037)         (2,404)          (2,331)
   Transfer payments to other contracts             (285,041)      (261,817)        (19,116)          (4,108)
   Annuity payments                                  (26,289)       (26,289)              -                -
                                                ---------------------------------------------------------------
Decrease in net assets from principal               (531,401)      (503,442)        (21,520)          (6,439)
   transactions
                                                ---------------------------------------------------------------
Total increase                                       133,348        120,907          10,049            2,392
                                                ===============================================================
Net assets at December 31, 1997                   $3,416,522     $2,736,606        $401,865         $278,051
                                                ===============================================================


See accompanying notes.



                         Principal Mutual Life Insurance
                           Company Separate Account C

                          Notes to Financial Statements

                                December 31, 1997



1. Investment and Accounting Policies

Principal Mutual Life Insurance Company Separate Account C (Separate Account C) was organized by Principal Mutual Life Insurance Company (Principal Mutual) in accordance with the provisions of the Iowa Insurance Laws and is a part of the total operations of Principal Mutual. The assets and liabilities of Separate Account C are clearly identified and distinguished from the other assets and liabilities of Principal Mutual, with the remaining aggregate value of units registered with the Securities and Exchange Commission under the current registration statement (but not the authorized number of units) limited to $10.6 million. As directed by eligible contractholders, Separate Account C invests solely in shares of Principal Capital Accumulation Fund, Inc., Principal Government Securities Fund, Inc. and Principal Money Market Fund, Inc., diversified open-end management investment companies organized by Principal Mutual. Investments are stated at the closing net asset values per share on December 31, 1997.

The average cost method is used to determine realized gains and losses on investments. Dividends are taken into income on an accrual basis as of the ex-dividend date.

Contributions to Separate Account C are no longer accepted.

Use of Estimates in the Preparation of Financial Statements

The preparation of Separate Account C's financial statements and accompanying notes requires management to make estimates and assumptions that affect the amounts reported and disclosed. These estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the financial statements and accompanying notes.

Reclassifications

Certain amounts appearing in the 1996 Statement of Changes in Net Assets have been reclassified to conform with the 1997 presentation.


2. Expenses

Principal Mutual is compensated for the following expenses:

   Bankers Flexible Annuity Contracts - Mortality and expense risks assumed by Principal Mutual are compensated for by a charge equivalent to an annual rate of 0.48% of the asset value of each contract. An annual administration charge of $7 for each participant's account is deducted as compensation for administrative expenses. The mortality and expense risk and annual administration charges amounted to $7,719 and $125, respectively, during the year 1997.


                         Principal Mutual Life Insurance
                           Company Separate Account C

                    Notes to Financial Statements (continued)


2. Expenses (continued)

   Pension Builder Plus Contracts - Mortality and expense risks assumed by Principal Mutual are compensated for by a charge equivalent to an annual rate of 1.4965% of the asset value of each contract. A contingent sales charge of up to 7% may be deducted from withdrawals made during the first 10 years of a contract, except for death or permanent disability. An annual administration charge will be deducted ranging from a minimum of $25 to a maximum of $275 depending upon a participant's investment account values and the number of participants under the retirement plan and their participant investment account value. The charges for mortality and expense risks and annual administration amounted to $24,088 and $4,424, respectively, during the year 1997. There were no contingent sales charges during 1997.


3. Federal Income Taxes

The operations of Separate Account C are a part of the operations of Principal Mutual. Under current practice, no federal income taxes are allocated by Principal Mutual to the operations of Separate Account C.


4. Purchases and Sales of Investment Securities

The aggregate units and cost of purchases and proceeds from sales of investments were as follows:

                                           For the year ended December 31, 1997
                                           ------------------------------------
                                             Units    Amount    Units    Amount
                                           Purchased Purchased Redeemed Redeemed
                                           -------------------------------------
   Capital Accumulation Division:
     Bankers Flexible Annuity                318     $173,073   10,411  $233,193
     Pension Builder Plus                      -       98,690   66,102   302,862
                                           -------------------------------------
                                             318      271,763   76,513   536,055

   Government Securities Division:
     Pension Builder Plus                      -       23,370   11,882    28,101

   Money Market Division:
     Pension Builder Plus                      -       13,694    3,744    11,302
                                           -------------------------------------
                                             318     $308,827   92,139  $575,458
                                           =====================================



                         Principal Mutual Life Insurance
                           Company Separate Account C

                    Notes to Financial Statements (continued)



4. Purchases and Sales of Investment Securities (continued)

                                          For the year ended December 31, 1996
                                         ---------------------------------------
                                           Units    Amount    Units     Amount
                                         Purchased Purchased Redeemed  Redeemed
                                         ---------------------------------------
   Capital Accumulation Division:
     Bankers Flexible Annuity                  -   $207,624    25,504 $  469,156
     Pension Builder Plus                      -    175,450   443,203  1,638,604
                                         ---------------------------------------
                                         ---------------------------------------
                                               -    383,074   468,707  2,107,760

   Government Securities Division:
     Pension Builder Plus                      -     22,335   244,388    447,067

   Money Market Division:
     Pension Builder Plus                      -     21,212   412,690    739,036
                                         ---------------------------------------
                                               -   $426,621 1,125,785 $3,293,863
                                         =======================================

Purchases include reinvested dividends and capital gains. Mortality adjustments are included in purchases or redemptions, as applicable.

Money Market purchases include transactions where investment allocations are not known at the time of the deposit. Redemptions reflect subsequent allocations to directed investment divisions.


5. Net Assets

Net assets at December 31, 1997 consisted of the following:

                                                                                          Net Unrealized
                                                                         Accumulated       Appreciation
                                                           Unit         Net Investment    of Investments
                                          Combined     Transactions         Income
                                       -------------------------------------------------------------------
                                       -------------------------------------------------------------------
   Capital Accumulation Division:
     Bankers Flexible Annuity            $1,729,785       $  210,868      $  943,998         $574,919
     Pension Builder Plus                 1,006,821          619,706         164,479          222,636
                                       -------------------------------------------------------------------
                                       -------------------------------------------------------------------
                                          2,736,606          830,574       1,108,477          797,555
   Government Securities Division:
     Pension Builder Plus                   401,865          332,171          53,668           16,026
   Money Market Division:
     Pension Builder Plus                   278,051          253,781          24,270                -
                                       -------------------------------------------------------------------
                                       ===================================================================
                                         $3,416,522       $1,416,526      $1,186,415         $813,581
                                       ===================================================================



                         Principal Mutual Life Insurance
                           Company Separate Account C

                    Notes to Financial Statements (continued)




6. Year 2000 Issues (Unaudited)

Like other investment funds, financial and business organizations and individuals around the world, Separate Account C could be adversely affected if the computer systems used by Principal Mutual and other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. In 1996, Principal Mutual completed its assessment of the Year 2000 impact on its systems, procedures, customers and business processes. At December 31, 1997, management estimates that approximately 95% of the identified modifications have been completed for its Year 2000 project. System testing, using an isolated test environment, will begin early in 1998. Ultimate project completion is targeted for early 1999, which is prior to any anticipated impact on Principal Mutual's operations.

The date on which Principal Mutual believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. Principal Mutual also recognizes there are outside influences and dependencies relative to its Year 2000 effort, over which it has little or no control. However, Principal Mutual is putting effort into ensuring these considerations will have minimal impact. These would include the continued availability of certain resources, third-party modification plans and many other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.


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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Documents filed as part of this report:

             1. The following financial statements are submitted herewith:

                Statement of Net Assets -- December 31, 1997

                Statement of Operations -- Year ended December 31, 1997

                Statements of Changes in Net Assets -- Years ended December 31, 1997 and 1996.

                Notes to Financial Statements

             2. Schedules - All other  schedules for which  provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             3. Exhibits:

                (20) Subsidiaries of the Registrant


                         Subsidiaries of the Registrant

The Registrant is a separate account of Principal Mutual Life Insurance Company. It has no subsidiary. Principal Mutual Life Insurance Company, as the Depositor of the Account, owns or controls, as of December 31, 1997, subsidiaries as follows:

     I.   Principal Holding Company

          A.   Organized in Iowa.

          B.   Depositor owns 100% of outstanding stock.

          C. Subsidiaries of Principal Holding Company as of December 31, 1997, are as follows:

               1.   Patrician  Associates,   Inc.  (a  real  estate  development
                    company)

                    a.   Organized in California.

                    b. Principal Holding Company owns 100% of outstanding stock.

               2.   Petula Associates, Ltd. (a real estate development company)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Sudsidiary of Petula Associates, Ltd. as of December 31, 1997 is as follows:

                         (1)  Magnus Properties, Inc. (owns real estate)

                              (a)  Organized in Iowa.

                              (b)  Petula   Associates,   Ltd.   owns   100%  of
                                   outstanding stock.

               3.   Principal  Development  Associates,   Inc.  (a  real  estate
                    development company)

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

               6.   Principal FC, Ltd. (limited purpose investment corporation)

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

               11. Principal Portfolio Services, Inc. (a mortgage diligence company)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               (12) The Admar  Group,  Inc. (a  national  managed  care  service organization that developes and manages preferred provider organizations (PPO's))

                    a.   Organized in Florida.

                    b. Principal Health Care, Inc. owns 100% of outstanding stock.

                    c. Subsidiaries of The Admar Group, Inc. as of December 31, 1997 are as follows:

                         (1)  Admar   Corporation   (a  managed  care   services
                              organization)

                              (a)  Organized in California.

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

                         (2) Admar Insurance Marketing, Inc. (a managed care services organization)

                              (a)  Organized in California.

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

                         (3) Benefit Plan Administrators, Inc. (a managed care services organization)

                              (a)  Organized in Colorado.

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

                         (4) SelectCare Management Co., Inc. (a managed care services organization)

                              (a)  Organized in California.

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

                         (5) Image Financial & Insurance Services, Inc. (a managed care services organization)

                              (a)  Organized in California.

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

                         (6) WM. G. Hofgard & Co., Inc. (a managed care services organization)

                              (a)  Organized in California.

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

               13.  The  Principal   Financial  Group,  Inc.  (general  business
                    corporation   established   in  connection   with  corporate
                    identity - not currently active)

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               14. Principal Marketing Services, Inc. (a corporation formed to serve as an interface between marketers and manufacturers of financial services products)

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               15. Principal Health Care, Inc. (a developer and administrator of managed care systems)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Principal Health Care, Inc. as of December 31, 1997 are as follows:

                         (1)  Principal   Health  Care  Management   Corporation
                              (provide management services to health maintenance organizations)

                              (a)  Organized in Iowa.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (2) Principal Health Care of the Carolinas, Inc. (a health maintenance organization operating in North Carolina and South Carolina)

                              (a)  Organized in North Carolina.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (3) Principal Health Care of Delaware, Inc. (a health maintenance organization)

                              (a)  Organized in Delaware.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (4) Principal Health Care of Florida, Inc. (a health maintenance organization)

                              (a)  Organized in Florida.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (5) Principal Health Care of Georgia, Inc.(a health maintenance organization)

                              (a)  Organized in Georgia.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (6) Principal Health Care of Illinois, Inc. (A health maintenance organization)

                              (a)  Organized in Illinois.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (7) Principal Health Care of Indiana, Inc.(a health maintenance organization)

                              (a)  Organized in Delaware.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (8) Principal Health Care of Iowa, Inc.(a health maintenance organization)

                              (a)  Organized in Iowa.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (9) Principal Health Care of Kansas City, Inc. (a health maintenance organization)

                              (a)  Organized in Missouri.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (10) Principal Health Care of Louisiana, Inc. (a health
                              maintenance organization)

                              (a)  Organized in Louisiana.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (11) Principal Health Care of Nebraska,  Inc. (a health
                              maintenance organization)

                              (a)  Organized in Nebraska.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (12) Principal  Health  Care of  Pennsylvania,  Inc. (a
                              health  maintenance   organization   operating  in
                              Pennsylvania - not currently active)

                              (a)  Organized in Pennsylvania.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (13) Principal Health Care of St. Louis, Inc. (a health
                              maintenance organization)

                              (a)  Organized in Delaware.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (14) Principal  Health Care of South Carolina,  Inc. (a
                              health maintenance organization)

                              (a)  Organized in South Carolina.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (15) Principal Health Care of Tennessee, Inc. (a health
                              maintenance organization)

                              (a)  Organized in Tennessee.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (16) Principal  Health  Care of  Texas,  Inc.(a  health
                              maintenance organization)

                              (a)  Organized in Texas.

                              (b) Principal Health Care, Inc. owns 100% of outstanding stock.

                         (17) United Healthcare  Services of Iowa, Inc.(a health
                              maintenance organization)

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

                    c.   Subsidiary  of  Delaware  Charter   Guarantee  &  Trust
                         Company as of December 31, 1997 is as follows:

                         (1)  Trust    Consultants,    Inc.    (consulting   and
                              administration of employee benefit plans)

                              (a)  Organized in California.

                              (b) Delaware Charger Guarantee & Trust Company owns 100% of outstanding stock.

               18.  Princor   Financial   Services   Corporation  (a  registered
                    broker-dealer)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Princor Financial Services Corporation as of December 31, 1997 are as follows:

                         (1) Principal Management Corporation (a registered investment adviser)

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

                    c. Subsidiaries of Principal International, Inc. as of December 31, 1997 are as follows:

                         (1) Principal International Espana, S.A. de Seguros de Vida (a Spain corporation) a life insurance company (individual group), annuities and pension.

                              (a)  Organized in Spain.

                              (b)  Principal  International,  Inc. owns 99.9% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns .1% of outstanding stock.

                              (c) Subsidiary of Principal Internationl Espana, S.A. de Seguros de Vida as of December 31, 1997 is as follows:

                                   (1) Princor International Espana Sociedad Anonima de Agencia de Seguros (a Spain corporation) an insurance agency - inactive

                                        (a)  Organized in Spain.

                                        (b)  Principal   International   Espana,
                                             S.A.  de Seguros de Vida owns 99.9%
                                             of outstanding  stock and Principal
                                             International,  Inc.  owns  .1%  of
                                             outstanding stock.

                         (2) Zao Principal International (a Russia corporation) inactive

                              (a)  Organized in Russia.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                         (3)  Principal   International   Argentina,   S.A.  (an
                              Argentina services corporation)

                              (a)  Organized in Argentina.

                              (b) Principal International, Inc. owns 97.03% of outstanding stock and Enrique S. Braun owns 2.97% of outstanding stock

                              (c) Subsidiaries of International Argentina, S.A. as of December 31, 1997 are as follows:

                                   (1)  Ethika   Administradora   de  Fondos  de
                                        Jubilaciones   y  Pensiones   S.A.   (an
                                        Argentina pension company).

                                        (a)  Organized in Argentina.

                                        (b)  Principal International  Argentina,
                                             S.A.  owns  68.12%  of  outstanding
                                             stock.

                                   (2)  Princor  Compania  de Seguros de Retiro,
                                        S.A.  (an   Argentina   annuity/employee
                                        benefit company) inactive

                                        (a)  Organized in Argentina.

                                        (b)  Principal International  Argentina,
                                             S.A. owns 99% of outstanding  stock
                                             and Principal  International,  Inc.
                                             owns 1% of outstanding stock.

                                   (3) Principal Life Compania de Seguros, S.A. (an Argentina life insurance company)

                                        (a)  Organized in Argentina.

                                        (b)  Principal International  Argentina,
                                             S.A. owns  99.9963% of  outstanding
                                             stock and Principal  International,
                                             Inc.  owns  .0037%  of  outstanding
                                             stock.

                         (4) Principal International Asia Limited (a Hong Kong corporation) operating as a regional headquarters for Asia

                              (a)  Organized in Hong Kong.

                              (b)  Principal  International,  Inc.  owns  50% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 50% of outstanding stock.

                         (5)  Principal   Asset   Management   (Hong   Kong)   a
                              corporation which manages pension funds.

                              (a)  Organized in Hong Kong.

                              (b) Principal International, Inc. owns 50% of outstanding stock and Principal Insurance Company (Hong Kong) Limited owns 50% of outstanding stock.

                         (6) Principal Insurance Company (Hong Kong) Limited (for group life and group pension products)

                              (a)  Organized in Hong Kong.

                              (b) Principal International, Inc. owns 99% of outstanding stock and Principal International Asia Limited owns 1% of outstanding stock.

                         (7) Principal Trust Company (Asia) Limited (Hong Kong) an Asia trust company.

                              (a)  Organized in Hong Kong.

                              (b) Principal Holding Company owns 20% of outstanding stock, Principal Residential Mortgage, Inc. owns 20% of outstanding stock, Principal International Asia Limited owns 20% of outstanding stock and Principal Insurance Company (Hong Kong) Limited owns 20% outstanding stock.

                         (8) Principal International de Chile, S.A. (a Chile corporation) a holding company

                              (a)  Organized in Chile.

                              (b)  Principal   International,   Inc.   owns  99%
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                              (c)  Subsidiary  of  Principal   International  de
                                   Chile, S.A. as of December 31, 1997 is as follows:

                                   (1) BanRenta Compania de Seguros de Vida, S.A. (a Chile corporation) for group life and supplemental health, individual annuities

                                        (a)  Organized in Chile.

                                        (b)  Principal  International  de Chile,
                                             S.A.  owns  87.5%  of   outstanding
                                             stock BanMedica, S.A. 12.5%.

                         (9) Principal Mexico Compania de Seguros, S.A. de C.V. (a Mexico corporation) a life insurance company (individual group), personal accidents.

                              (a)  Organized in Mexico.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                         (10) Afore  Confia-Principal,  S.A.  de C.V.  (a Mexico
                              Corporation) pension.

                              (a)  Organized in Mexico.

                              (b)  Principal  International,  Inc.  owns  49% of
                                   outstanding   stock  and  Confia  owns 51% of
                                   outstanding stock.

                              (c) Subsidiary of Afore Confia-Principal as of December 31, 1997 is as follows:

                                   (1) Siefore Confia-Principal, S.A. de C.V. (a Mexico Corporation) an investment fund company.

                                        (a)  Organized in Mexico.

                                        (b)  Confia-Principal    owns   99%   of
                                             outstanding   stock  and  Principal
                                             International,    Inc.    owns   1%
                                             outstanding stock.

     II.  PT  Asuransi   Jiwa   Principal   Egalita   Indonesia   (an  Indonesia
          corporation)

          A.   Organized in Indonsesia.

          B.   Depositor owns 75% of the outstanding stock.

          C. Subsidiary of PT Asuransi Jiwa Principal Egalita Indonesia as of December 31, 1997 is as follows:

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

                     March 13, 1998
Date ---------------------------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities with Principal Mutual Life Insurance Company and on the dates indicated.


Signature                        Title                                 Date


 /s/ D. J. DRURY               Chairman and                       March 13, 1998
---------------------          Chief Executive Officer
D. J. Drury


/s/ D. C.  CUNNINGHAM          Vice President and                 March 13, 1998
----------------------         Controller (Principal
D. C. Cunningham               Accounting Officer)



/s/ M. H. GERSIE               Senior Vice                        March 13, 1998
----------------------         President (Principal
M. H. Gersie                   Financial Officer)



  (M. V. Andringa)*            Director                           March 13, 1998
----------------------
M. V. Andringa



  (R. M. Davis)*               Director                           March 13, 1998
----------------------
R. M. Davis



  (C. D. Gelatt)*              Director                           March 13, 1998
----------------------
C. D. Gelatt



  (G. D. Hurd)*                Director                           March 13, 1998
----------------------
G. D. Hurd



  (T. M. Hutchison)*           Director                           March 13, 1998
----------------------
T. M. Hutchison



  (C. S. Johnson)*             Director                           March 13, 1998
----------------------
C. S. Johnson



  (W. T. Kerr)*                Director                           March 13, 1998
----------------------
W. T. Kerr



  (L. Liu)*                    Director                           March 13, 1998
----------------------
L. Liu



  (V. H. Loewenstein)*         Director                           March 13, 1998
----------------------
V. H. Loewenstein



  (R. D. Pearson)*             Director                           March 13, 1998
----------------------
R. D. Pearson



  (J. R. Price, Jr.)*          Director                           March 13, 1998
----------------------
J. R. Price, Jr.



  (D. M. Stewart)*             Director                           March 13, 1998
----------------------
D. M. Stewart



  (E. E. Tallett)*             Director                           March 13, 1998
----------------------
E. E. Tallett



  (D. D. Thornton)*            Director                           March 13, 1998
----------------------
D. D. Thornton




  (F. W. Weitz)*               Director                           March 13, 1998
----------------------
F. W. Weitz


                                                   /s/ DAVID J. DRURY
                                       *By -------------------------------------
                                           David J. Drury
                                           Chairman and Chief Executive Officer


                                           Pursuant to Powers of Attorney
                                           Previously Filed or Included Herein