Form 10-K405
period 1998-12-31
PRINCIPAL MUTUAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C
filed 1999-03-18
CIK 278194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-K

                  1. ANNUAL REPORT PURSUANT TO SECTION 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998   Commission File Number 2-39957 and
                          (current  number)   Commission File Number 33-58028

                        PRINCIPAL LIFE INSURANCE COMPANY
                   f/k/a PRINCIPAL MUTUAL LIFE INSURANCE COMPANY
                               SEPARATE ACCOUNT C
            (Exact Name of Registrant, as specified in its charter)



             Iowa                                           42-0127290
-------------------------------               ----------------------------------
(State or other jurisdiction of                  IRS Employer Identification No.
incorporation or organization)                (Principal Life Insurance Company)

The Principal Financial Group
Des Moines, Iowa                                             50392-0200
-------------------------------                ---------------------------------
         (Address)                                           (Zip Code)


Registrant's telephone number, including area code         (515) 248-3842


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


                                     PART I


Item 1. Business

        The Registrant is a separate account established under the Iowa insurance laws and regulations as Principal Life Insurance Company Separate Account C on April 12, 1971, pursuant to a resolution of the Executive Committee of the Board of Directors of Principal Life Insurance Company. Principal Life Insurance Company was incorporated under Iowa law as a mutual life insurance company named Bankers Life Association. It changed its name to Bankers Life Company in 1911 and then to Principal Mutual Life Insurance Company in 1986. The name change to Principal LIfe Insurance Company and reorganization into a mutual holding company structure took place in 1998. The account was formed to receive payments under Principal Life Insurance Company Contracts designed for use in connection with pension or profit sharing plans which qualify under the Self-Employed Individuals Tax Retirement Act of 1962, as amended ("HR-10"). Principal Life Insurance Company offers life, disability, health and annuity contracts written on an individual and group basis.

        Pursuant to the Amendments enacted in 1970 to the Investment Company Act of 1940, the Account is not an investment company for purposes of the Act.

        The objective of these Contracts is to provide for the accumulation of retirement funds and to provide for payments, usually commencing at retirement, which tend to reflect changes in the cost of living both during the years prior to and the years following the commencement of annuity payments. With Bankers Flexible Annuity Contracts (Registration No. 2-39957), Principal Life Insurance Company, as a depositor for the Account, seeks to accomplish this objective by investing the payments made under the Contracts in shares of Principal Variable Contracts Fund, Inc. - Capital Value Account (f/k/a Principal Capital Accumulation Fund, Inc.) which invests principally in common stocks. Similarly, with Pension Builder Contracts (Registration No. 33-58028), it seeks to accomplish this objective by investing payments made under the Contract in three Divisions. One is a "Common Stock Division" where payments are invested in shares of Principal Variable Contracts Fund, Inc. - Capital Value Account. Another is a "Money Market Division" where payments are invested in Principal Variable Contracts Fund, Inc., - Money Market Account (f/k/a Principal Money Market Fund, Inc.), which invests in short-term money market instruments. The third Division is a "Government Securities Division" where payments are invested in Principal Variable Contracts Fund, Inc. - Government Securities Account (f/k/a Principal Government Securities Fund, Inc.), which invests in obligations issued or guaranteed by the United States Government or its agencies. There may be a combination of investments in the three Divisions, as directed by Participants.

        Except for those Contracts described above with payments credited to the Registrant (Principal Life Insurance Company Separate Account C) and Variable Annuity Contracts and Variable Life Insurance Contracts with payments credited to Principal Life Insurance Company Separate Account B and Variable Life Separate Account, respectively, the Company distributes its own products as permitted under the laws of the various jurisdictions in which the Company is authorized to do business, namely the fifty states of the United States, the District of Columbia, the Commonwealth of Puerto Rico and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. Such distribution is through a field agency system of approximately 1366 full-time agents, a group insurance sales organization of approximately 271 individuals and through a large number of independent insurance brokers.

        The Contracts described above with payments credited to the Registrant and other Variable Annuity Contracts and Variable Life Insurance
        Contracts are distributed through Princor Financial Services Corporation, an affiliated broker-dealer offering open-end management investment company shares, variable annuities, variable life insurance, interests in limited partnerships and general securities to the public. Such Contracts are sold primarily by registered representatives of the broker-dealer who are also insurance agents of or brokers for Principal Life Insurance Company and authorized by applicable law to sell life and other forms of personal insurance and who are similarly authorized to sell variable annuities. Such Contracts may also be sold through other selected broker-dealers.

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

Item 2. Properties

        The Registrant owns no physical properties. The principal properties of the Depositor, Principal Life Insurance Company, are its home office complex at The Principal Financial Group in Des Moines, Iowa.


Item 3. Legal Proceedings

        None.


Item 4. Submission of Matters to a Vote of Security Holders

        Inapplicable.


                                     PART II


Item 5. Market  for the  Registrant's  Common  Equity and  Related  Stockholder
        Matters

        a. The Registrant does not issue common stock. The Contracts described in Item 1. are distributed through Princor Financial Services Corporation, an affiliated broker-dealer offering open-end management investment company shares, variable annuities, variable life insurance, interests in limited partnerships and general securities to the public. Such Contracts are sold primarily by registered representatives of the broker-dealer who are also insurance agents of or brokers for Principal Life Insurance Company and authorized by applicable law to sell life and other forms of personal insurance and who are similarly authorized to sell variable annuities. Such Contracts may also be sold through other selected broker-dealers.

              For Bankers Flexible Annuity Contracts (Registration No. 2-39957) the high and low unit values for each quarterly period during 1997 and 1998 are:

                             Lowest Unit Value                Highest Unit Value

First Quarter 1997              20.4528637                        21.9936217
Second  "     1997              20.3003374                        23.8234633
Third   "     1997              23.6068661                        25.2849532
Fourth  "     1997              23.6518502                        26.5671402
First   "     1998              25.7039901                        29.7421641
Second  "     1998              28.9133343                        30.0327198
Third   "     1998              25.5325451                        30.3428328
Fourth  "     1998              25.8281110                        30.2336310

              For Pension Builder Contracts (Registration No. 33-58028) units were first valued at $1.00 on September 19, 1983 for the Common Stock Division, September 22, 1983 for the Money Market Division and March 30, 1987 for the Government Securities Division. Listed below are the low and high unit values for each quarterly period during 1997 and 1998.

                        Common Stock        Money Market    GovernmentSecurities
                          Division            Division            Division
                    ------------------- ------------------- -------------------
      Quarter         Lowest   Highest    Lowest    Highest   Lowest   Highest
      -------       --------- --------- --------- --------- --------- ---------

First Quarter  1997 4.1255939 4.4281422 1.8262238 1.8416400 1.8452822 1.9047543
Second   "     1997 4.0833413 4.7827225 1.8418203 1.8584075 1.8424106 1.9329582
Third    "     1997 4.7380533 5.0609139 1.8585945 1.8745921 1.9286336 1.9921011
Fourth   "     1997 4.7149497 5.2522151 1.8747794 1.8911113 1.9864637 2.0387303
First    "     1997 5.0801506 5.8665362 1.8917032 1.9085747 2.0459757 2.0739041
Second   "     1997 5.6972242 5.9204981 1.9087654 1.9258325 2.0601982 2.1037409
Third    "     1997 5.0137197 5.9666438 1.9260245 1.9426780 2.1044991 2.1807744
Fourth   "     1997 5.0674580 5.9183008 1.9428674 1.9607951 2.1436487 2.1900032

        b. The approximate number of holders of record of each group contract and the number of the participants therein as of December 31, 1998, are as follows:

                                        (1)                    (2)
                                  Number of Group           Number of
                                  Contract Holders         Participants
                                  ----------------         ------------
Bankers Flexible Annuity                  17                     17
Pension Builder                           38                     46

        c. No dividends have been declared on units held by participants. Any changes in net investment income, net realized gains and net realized appreciation are included in the daily valuation of the units of the Registrant.

Item 6. Selected Financial Data

        The information contained in the "Statement of Net Assets, Statement of Operations and Statements of Changes in Net Assets for Principal Life Insurance Company Separate Account C", filed as Item 8. should be read in conjunction with this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        All payments made to the Registrant on behalf of a Participant under a contract (less any authorized deductions) are used to purchase shares of Principal Variable Contracts Fund, Inc. - Capital Value Account, Money Market Account, Inc., or Government Securities Account, as appropriate, at net asset value. In addition, any distributions made by the Fund with respect to shares held by the Registrant are reinvested by the Fund at net asset value. Values under the contract increase or decrease to reflect the investment performance of the underlying investments.

        Principal Variable Contracts Fund, Inc. is an open-end diversified management investment company, sponsored by Principal Life Insurance Company. The principal objective of the Capital Value Account is long-term capital appreciation and growth of future investment income. It is intended that the assets of the Fund will consist primarily of a portfolio of common stocks. The value of the investments held by the Fund fluctuates daily. It is subject to the risks of changing economic conditions as well as the risks inherent in the ability of the management of the Account to anticipate changes in such investments necessary to meet changes in economic conditions.

        The principal objective of the Money Market Account is to seek as high a level of income available from short-term securities as is considered consistent with preservation of principal and maintenance of liquidity by investing all of its assets in a portfolio of money market instruments.

        The principal objective of the Government Securities Account is to seek a high level of current income, liquidity and safety of principal through the purchase of obligations issued or guaranteed by the United States Government or its agencies, with emphasis on Government National Mortgage Association Certificates ("GNMA Certificates").

Item 8. Financial Statements and Supplementary Data


                              Financial Statements

                        Principal Life Insurance Company
                               Separate Account C

                          Year ended December 31, 1998
                      with Report of Independent Auditors


                        Principal Life Insurance Company
                               Separate Account C

                              Financial Statements

                          Year ended December 31, 1998

                                    Contents

Report of Independent Auditors.............................................1

Audited Financial Statements

Statement of Net Assets....................................................2
Statement of Operations....................................................3
Statements of Changes in Net Assets........................................4
Notes to Financial Statements..............................................5

                         Report of Independent Auditors

Board of Directors and Participants
Principal Life Insurance Company

We have audited the accompanying statement of net assets of Principal Life Insurance Company Separate Account C (comprising, respectively, the Capital Value [formerly Capital Accumulation], Government Securities, and Money Market Divisions) as of December31, 1998, and the related statements of operations for the year then ended, and changes in net assets for each of the two years in the period then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December31, 1998, by correspondence with the transfer agent. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Principal Life Insurance Company Separate Account C at December31, 1998, and the results of its operations for the year then ended, and the changes in its net assets for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Des Moines, Iowa
January 29, 1999

                        Principal Life Insurance Company
                               Separate Account C

                            Statement of Net Assets

                               December 31, 1998

Assets
Investments:
 Capital Value Division:
  Capital Value Account - 78,257 shares at net asset value of $37.19
   per share(cost $1,970,739)                                         $2,910,395
 Government Securities Division:
  Government Securities Account - 37,851 shares at net asset value of
   $11.01 per share (cost $393,105)                                      416,738
 Money Market Division:
  Money Market Account - 268,116 shares at net asset
   of $1.00 per share (cost $268,116)                                    268,116
                                                                      ----------
Net assets                                                            $3,595,249
                                                                      ==========

                                                            Units
                                                    Unit    Value
                                                   ----------------
Net assets are represented by:
 Capital Value Division:
  Currently payable annuity contracts:
   Bankers Flexible Annuity                         9,562    $30.03  $   287,147
   Pension Builder Plus                             3,418      5.88       20,098
  Contracts in accumulation period:
   Bankers Flexible Annuity                        54,077     30.03    1,623,988
   Pension Builder Plus                           166,578      5.88      979,162
                                                                     -----------
                                                                       2,910,395
 Government Securities Division:
  Contracts in accumulation period - Pension
   Builder Plus                                   191,650      2.17      416,738

 Money Market Division:
  Contracts in accumulation period - Pension
   Builder Plus                                   136,969      1.96      268,116
                                                                     -----------
Net assets                                                            $3,595,249
                                                                     ===========
See accompanying notes.

                        Principal Life Insurance Company
                               Separate Account C

                            Statement of Operations

                          Year ended December 31, 1998

                                            Capital     Government    Money
                                             Value      Securities    Market
                               Combined    Division      Division    Division
                              --------------------------------------------------
Investment income
Income:
 Dividends                     $ 89,395    $ 53,242      $22,043      $14,110
 Capital gains distributions    102,689     102,689            -            -
                               ----------------------------------------------
                                192,084     155,931       22,043       14,110

Expenses:
 Mortality and expense risks     34,644      24,169        6,327        4,148
 Administration charges           4,116       2,786          453          877
                               ----------------------------------------------
                                 38,760      26,955        6,780        5,025
                               ----------------------------------------------
Net investment income           153,324     128,976       15,263        9,085

Realized and unrealized gains
 on investments
Net realized gains on
 investments                     71,237      67,143        4,094            -
Change in net unrealized
 appreciation of investments    149,708     142,101        7,607            -
                               ----------------------------------------------
Net increase in net assets
 resulting from operations     $374,269    $338,220      $26,964      $ 9,085
                               ==============================================

See accompanying notes.


                        Principal Life Insurance Company
                               Separate Account C

                       Statements of Changes in Net Assets

                     Years ended December 31, 1998 and 1997

                                               Capital     Government    Money
                                                Value      Securities    Market
                                   Combined    Division     Division    Division
                                  ----------------------------------------------
Net assets at January 1, 1997    $3,283,174   $2,615,699    $391,816   $275,659
Increase (decrease) in net assets
Operations:
 Net investment income              264,770      239,150      16,789      8,831
 Net realized gains on investments  127,878      126,977         901          -
 Change in net unrealized
  appreciation of investments       272,101      258,222      13,879          -
                                 ----------------------------------------------
Net increase in net assets
 resulting from operations          664,749      624,349      31,569      8,831
Changes from principal
 transactions:
 Purchase payments, less sales
  charges, per payment fees and
  applicable premium taxes            7,701         7,701          -          -
 Contract terminations             (512,813)     (484,854)   (21,520)    (6,439)
 Annuity payments                   (26,289)      (26,289)         -          -
                                 ----------------------------------------------
Decrease in net assets from
 principal transactions            (531,401)     (503,442    (21,520)    (6,439)
                                 ----------------------------------------------
Total increase                      133,348       120,907     10,049      2,392
                                 ----------------------------------------------
Net assets at December 31, 1997   3,416,522     2,736,606    401,865    278,051

Increase (decrease)in net assets
Operations:
 Net investment income              153,324       128,976     15,263      9,085
 Net realized gains on investments   71,237        67,143      4,094          -
 Change in net unrealized
  appreciation of investments       149,708       142,101      7,607          -
                                 ----------------------------------------------
Net increase in net assets
 resulting from operations          374,269       338,220     26,964      9,085
Changes from principal transactions:
 Purchase payments, less sales
  charges, per payment fees and
  applicable  premium taxes          15,564        15,564          -          -
 Contract terminations             (180,175)     (149,064)   (12,091)   (19,020)
 Annuity payments                   (30,931)      (30,931)         -          -
                                 ----------------------------------------------
Decrease in net assets from
 principal transactions            (195,542)     (164,431)   (12,091)   (19,020)
                                 ----------------------------------------------
Total increase (decrease)           178,727       173,789     14,873     (9,935
                                 ----------------------------------------------
Net assets at December 31, 1998  $3,595,249    $2,910,395   $416,738   $268,116
                                 ==============================================
See accompanying notes.


                        Principal Life Insurance Company
                               Separate Account C

                          Notes to Financial Statements

                               December 31, 19981

Investment and Accounting Policies

Principal Life Insurance Company Separate Account C (Separate Account C) was organized by Principal Life Insurance Company (Principal Life, formerly Principal Mutual Life Insurance Company) in accordance with the provisions of the Iowa Insurance Laws and is a part of the total operations of Principal Life. The assets and liabilities of Separate Account C are clearly identified and distinguished from the other assets and liabilities of Principal Life, with the remaining aggregate value of units registered with the Securities and Exchange Commission under the current registration statement (but not the authorized number of units) limited to $10.6 million. As directed by eligible contractholders, Separate Account C invests solely in shares representing interests in a corresponding investment option. As of December 31, 1998, the contractholder investment options consisted of the accounts of the following diversified open-end management investment company, organized by Principal Life:
Principal  Variable  Contracts  Fund,  Inc.  Capital Value  Account,  Government
Securities Account and Money Market Account. Investments are stated at the closing net asset values per share on December31, 1998.

The Principal Variable Contracts Fund, Inc. (the Fund) was formed on January 1, 1998. Prior to that date, the accounts of the Fund were reported as separate mutual funds. This reorganization resulted in changes to the names of the following investment options:

            Former Fund Name                Name Subsequent to Reorganization
-----------------------------------------   ------------------------------------
Principal Capital Accumulations Fund, Inc.  Capital Value Account
Principal Government Securities Fund, Inc.  Government Securities Account
Principal Money Market Fund, Inc.           Money Market Account

The average cost method is used to determine realized gains and losses on investments. Dividends are taken into income on an accrual basis as of the ex-dividend date.

Contributions to Separate Account C are no longer accepted.

Effective July 1, 1998, Principal Mutual Life Insurance Company formed a mutual insurance holding company and converted to a stock life insurance company. With the conversion, the Companys name was changed to Principal Life Insurance Company.

Use of Estimates in the Preparation of Financial Statements

The preparation of Separate Account Cs financial statements and accompanying notes requires management to make estimates and assumptions that affect the amounts reported and disclosed. These estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the financial statements and accompanying notes.


                        Principal Life Insurance Company
                               Separate Account C

                   Notes to Financial Statements (continued)

2. Expense

Principal Life is compensated for the following expenses:

Bankers Flexible Annuity Contracts Mortality and expense risks assumed by Principal Life are compensated for by a charge equivalent to an annual rate of 0.48% of the asset value of each contract. An annual administration charge of $7 for each participants account is deducted as compensation for administrative expenses. The mortality and expense risk and annual administration charges amounted to $8,859 and $231, respectively, during the year 1998.

Pension Builder Plus Contracts Mortality and expense risks assumed by Principal Life are compensated for by a charge equivalent to an annual rate of 1.4965% of the asset value of each contract. A contingent sales charge of up to 7% may be deducted from withdrawals made during the first 10 years of a contract, except for death or permanent disability. An annual administration charge will be deducted ranging from a minimum of $25 to a maximum of $275 depending upon a participants investment account values and the number of participants under the retirement plan and their participant investment account value. The charges for mortality and expense risks, contingent sales, and annual administration amounted to $25,785 and $3,885, respectively, during the year 1998. There were no contingent sales charges during 1998.

3.Federal Income Taxes

Operations of Separate Account C are a part of the operations of Principal Life. Under current practice, no federal income taxes are allocated by Principal Life to the operations of Separate Account C.


                        Principal Life Insurance Company
                               Separate Account C

                   Notes to Financial Statements (continued)

4. Purchases and Sales of Investment Securities

The aggregate units and cost of purchases and proceeds from sales of investments were as follows:

                                           For the year ended December 31, 1998
                                           -------------------------------------
                                             Units     Amount    Units   Amount
                                           Purchased Purchased Redeemed Redeemed
                                           -------------------------------------
 Capital Value Division:
  Bankers Flexible Annuity                    583     $118,506   2,052   $66,973
  Pension Builder Plus                          -       52,986  21,667   139,974
                                           -------------------------------------
                                              583      171,492  23,719   206,947
 Government Securities Division:
  Pension Builder Plus                          -       22,045   5,485    18,873

 Money Market Division:
  Pension Builder Plus                          -       14,110  10,246    24,045
                                           -------------------------------------
                                              583     $207,647  39,450  $249,865
                                           =====================================

                                           For the year ended December 31, 1997
                                           -------------------------------------
                                             Units     Amount    Units   Amount
                                           Purchased Purchased Redeemed Redeemed
                                           -------------------------------------

 Capital Value Division:
  Bankers Flexible Annuity                    318     $173,073  10,411  $233,193
  Pension Builder Plus                          -       98,690  66,102   302,862
                                           -------------------------------------
                                              318      271,763  76,513   536,055

 Government Securities Division:
  Pension Builder Plus                          -       23,370  11,88     28,10

 Money Market Division:
  Pension Builder Plus                          -       13,694   3,744    11,302
                                           -------------------------------------
                                              318     $308,827  92,139  $575,458
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


                        Principal Life Insurance Company
                               Separate Account C

                   Notes to Financial Statements (continued)

5. Net Assets

Net assets at December31, 1998 consisted of the following:
                                                                        Net
                                                    Accumulated     Unrealized
                                         Unit      Net Investment  Appreciation
                            Combined  Transactions    Income      of Investments
                            ----------------------------------------------------
 Capital Value Division:
  Bankers Flexible Annuity $1,911,135  $ 222,070     $1,009,115      $679,950
  Pension Builder Plus        999,260    557,928        181,626       259,706
                           -----------------------------------------------------
                            2,910,395    779,998      1,190,741       939,656

 Government Securities
  Division:
  Pension Builder Plus        416,738    325,549         67,556        23,633

 Money Market Division:
  Pension Builder Plus        268,116    236,970         31,146             -
                           -----------------------------------------------------
                           $3,595,249 $1,342,517     $1,289,443      $963,289
                           =====================================================

6.Year 2000 Issues(Unaudited)

Like other investment funds, financial and business organizations and individuals around the world, Separate Account C could be adversely affected if the computer systems used by Principal Life and other service providers do not properly process and calculate date-related information and data from and after January1, 2000. In 1995, Principal Life began investigating the potential impact of the Year 2000 on its systems, procedures, customers and business processes. The Year 2000 assessment that was completed in 1996 provided information used to determine what system components must be changed or replaced to minimize the impact of the calendar change from 1999 to 2000.

Principal Life will continue to use internal and external resources to modify, replace and test its systems. Management estimates 100% of the identified modifications to mission critical systems and 99% of the identified modifications to other systems have been completed for its Year 2000 project. The project completion is scheduled to occur prior to any anticipated impact on Principal Lifes operations.

Principal Life and Separate Account C face the risk that one or more of its critical suppliers or customers (external relationships) will not be able to interact with them due to the third partys inability to resolve its own Year 2000 issues. Principal Life has completed its inventory of external relationships and is attempting to determine the overall Year 2000 readiness of its external relationships. Principal Life is engaged in discussions with the third parties and is requesting information as to those parties Year 2000 plans and state of readiness. Principal Life, however, does not have sufficient information at the current time to predict whether all of its external relationships will be Year 2000 ready.


                        Principal Life Insurance Company
                               Separate Account C

                    Notes to Financial Statements (continued)

6. Year 2000 Issues (Unaudited) (continued)

While Principal Life believes that it has addressed its Year 2000 concerns, Principal Life has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before, on and after December31, 1999. Principal Life expects contingency/recovery planning to be substantially complete by April 1, 1999. The Year 2000 contingency plans will be reviewed periodically throughout 1999 and revised as needed. Principal Life believes its Year 2000 contingency plans coupled with existing disaster recovery and business resumption plans minimize the impact Year 2000 issues may have on the organization.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

         No person owns beneficially or of record the assets held by the Depositor, Principal Life Insurance Company, in the Separate Account. As contractholders of the variable contracts each contractholder has one vote in the election of the Board of Directors at annual meetings and upon other Principal Life Insurance Company matters, if any, where a policyholder's vote is taken. The contractholders have the same voting privilege as do all other policyholders of Principal Life Insurance Company. An individual participant (certificateholder) does not have a vote. There are no policyholders that are entitled to cast more than 5% of the votes to be cast.


Item 13. Certain Relationships and Related Transactions

         Inapplicable.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Documents filed as part of this report:

             1. The following financial statements are submitted herewith:

                Statement of Net Assets -- December 31, 1998

                Statement of Operations -- Year ended December 31, 1998

                Statements of Changes in Net Assets -- Years ended December 31, 1998 and 1997.

                Notes to Financial Statements -- December 31, 1998

             2. Schedules - All other  schedules for which  provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             3. Exhibits:

                (20) Subsidiaries of the Registrant


                         Subsidiaries of the Registrant

The Registrant is a separate account of Principal Life Insurance Company. It has no subsidiary. Principal Life Insurance Company, as the Depositor of the Account, owns or controls, as of December 31, 1998, subsidiaries as follows:

     I.   Principal Holding Company

          A.   Organized in Iowa.

          B.   Depositor owns 100% of outstanding stock.

          C. Subsidiaries of Principal Holding Company as of December 31, 1998, are as follows:

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

                    c. Sudsidiary of Petula Associates, Ltd. as of December 31, 1998 is as follows:

                         (1) Magnus Properties, Inc. (a corporation that owns real estate)

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

               5.   Principal   FC,   Ltd.   (a   limited   purpose   investment
                    corporation)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               6. Equity FC, Ltd. (a general business corporation that engages in investment transactions including limited partnership and limited liability companies)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               7.   Invista Capital Management, LLC (an investment advisor)

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               8.   HealthRisk   Resource  Group,   Inc.  (a  general   business
                    corporation engaged in providing managed care expertise and administrative services to provider organizations)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               9.   Principal  Residential   Mortgage,   Inc.  (a  full  service
                    mortgage banking company)


                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Susidiaries of Principal Residential Mortgage, Inc. as of December 31, 1998 are as follows:

                         (1) Principal Wholesale Mortgage, Inc. (a brokerage and servicer of residential mortgages)

                              (a)  Organized in Iowa.

                              (b) Principal Residential Mortgage, Inc. owns 100% of outstanding stock.

                         (2)  Principal JMC, Inc. (a brokerage Company)

                              (a)  Organized in Iowa.

                              (b) Principal Residential Mortgage, Inc. owns 100% of outstanding stock.

               10. Principal Asset Markets, Inc. (a residential mortgage loan broker - currently inactive)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               11. Principal Portfolio Services, Inc. (a corporation which provides mortgage diligence services)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               (12) The Admar  Group,  Inc. (a  national  managed  care  service organization that developes and manages preferred provider organizations (PPO's))

                    a.   Organized in Florida.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of The Admar Group, Inc. as of December 31, 1998 are as follows:

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

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

                         (2) Admar Insurance Marketing, Inc. (a managed care services organization)

                              (a)  Organized in California.

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

                         (3) Benefit Plan Administrators, Inc. (a managed care services organization - currently inactive)

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

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

                         (5) Image Financial & Insurance Services, Inc. (a managed care services organization)

                              (a)  Organized in California.

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

               13.  The  Principal   Financial  Group,  Inc.  (general  business
                    corporation   established   in  connection   with  corporate
                    identity - currently inactive)

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               14.  Principal Marketing Services, Inc. (an insurance broker)

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               15. Principal Health Care, Inc. (a developer and administrator of health maintenance organizations HMO's)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               16.  Dental-Net,   Inc.   (a   managed   dental   care   services
                    organization)

                    a.   Organizaed in Arizona.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiary of Dental-Net, Inc. as of December 31, 1998 is as follows:

                         (1) Employers Dental Services, Inc. (an prepaid dental plan organization)

                              (a)  Orgnized in Arizona.

                              (b)  Dental-Net, Inc. owns 100% outstanding stock.

               17. Principal Financial Advisors, Inc. (a registered investment advisor)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               18. Delaware Charter Guarantee & Trust Company (a corporation that administers individual and group retirement plans)

                    a.   Organized in Delaware.

                    b.   Principal   Holding  Company  currently  owns  100%  of
                         outstanding stock.

               19.  Principal    Investors    Corporation    (general   business
                    corporation - not currently active)

                    a.   Organized in New Jersey.

                    b.   Principal   Holding  Company  currently  owns  100%  of
                         outstanding stock.

               20.  Princor   Financial   Services   Corporation  (a  registered
                    broker-dealer)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiary of Princor Financial Services Corporation as of December 31, 1998 are as follows:

                         (1) Principal Management Corporation (a registered investment adviser)

                              (a)  Organized in Iowa.

                              (b) Princor Financial Services Corporation owns 100% of outstanding stock.

               21. Principal International, Inc. (a company formed for the purpose of international business development)

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Principal International, Inc. as of December 31, 1998 are as follows:

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

                              (c)  Subsidiaries   of   Principal    Internationl
                                   Espana,   S.A.  de  Seguros  de  Vida  as  of
                                   December 31, 1998 is as follows:

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

                         (3)  Principal   International   Argentina,   S.A.  (an
                              Argentina services corporation)

                              (a)  Organized in Argentina.

                              (b) Principal International, Inc. owns 97.03% of outstanding stock and Enrique S. Braun owns 2.97% of outstanding stock

                              (c) Subsidiaries of International Argentina, S.A. as of December 31, 1998 are as follows:

                                   (1)  Ethika   Administradora   de  Fondos  de
                                        Jubilaciones   y  Pensiones   S.A.   (an
                                        Argentina pension company).

                                        (a)  Organized in Argentina.

                                        (b)  Principal International  Argentina,
                                             S.A.  owns  68.12%  of  outstanding
                                             stock.

                                   (2)  Principal Compania de Seguros de Retiro,
                                        S.A.  (an   Argentina   annuity/employee
                                        benefit company) inactive

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

                         (5)  Principal   Asset   Management Company (Asia)(Hong
                              Kong) a corporation which manages pension funds.

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

                         (8) Principal International de Chile, S.A. (a Chile corporation) a holding company

                              (a)  Organized in Chile.

                              (b)  Principal   International,   Inc.   owns  99%
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                              (c)  Subsidiary  of  Principal   International  de
                                   Chile, S.A. as of December 31, 1998 is as follows:

                                   (1) Principal Compania de Seguros de Vida, S.A. (a Chile corporation) for group life and supplemental health, individual annuities

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

                         (10) Principal   Afore,   S.A.   de  C.V.   (a   Mexico
                              Corporation) pension.

                              (a)  Organized in Mexico.

                              (b)  Principal  International,  Inc.  owns  49% of
                                   outstanding   stock  and  Confia  owns 51% of
                                   outstanding stock.

                              (c) Subsidiary of Afore Confia-Principal as of December 31, 1998 is as follows:

                                   (1) Siefore Confia-Principal, S.A. de C.V. (a Mexico Corporation) an investment fund company.

                                        (a)  Organized in Mexico.

                                        (b)  Principal Afore,  S.A. de C.V. owns
                                             99%  of   outstanding   stock   and
                                             Principal International,  Inc. owns
                                             1% outstanding stock.

                         (11) Principal  Consulting  (India) Private Limited (an
                              India consulting company)

                              (a)  Organized in India.

                              (b)  Principal  International,  Inc.  owns  51% of
                                   outstanding   stock  and  Sanjay  Sachdev  as
                                   non-resident Indian owns 49%.

     II.  Principal Development Investors, LLC ( a limited liability company)

          A.   Organized in Delaware.

          B.   Depositor owns 100% of the outstanding stock.

     III. Principal Capital Management, LLC (a limited liability company that provides investment management services)

          A.   Organized in Delaware.

          B.   Depositor owns 100% of the outstanding stock.

          C. Subsidiaries of Principal Capital Management, LLC as of December 31, 1998 are as follows:

               1. Principal Enterprise Capital, LLC (a limited liability company)

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

               2.   Principal Commercial Acceptance, LLC (a Delaware LLC)

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

               3.   Principal   Real  Estate   Investors,   LLC  (a   regsitered
                    investment advisor)

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

               4. Principal Commercial Funding, LLC (a correspondent lender and service provider for loans)

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

               5 Principal Real Estate Services, LLC (a limited liablity company)

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

     IV.  PT  Asuransi   Jiwa   Principal   Egalita   Indonesia   (an  Indonesia
          corporation)

          A.   Organized in Indonsesia.

          B.   Depositor owns 75% of the outstanding stock.

The Depositor's investment in its subsidiaries, which in turn includes the subsidiary's investment in its subsidiaries, is included in the financial statements of the Depositor.

                                   SIGNATURES


       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Principal Life Insurance Company has duly caused this report to be signed on behalf of Principal Life Insurance Company Separate Account C by the undersigned thereto duly authorized in the city of Des Moines and State of Iowa, on the 15th day of February, 1999.

PRINCIPAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C

By   PRINCIPAL LIFE INSURANCE COMPANY

                   /s/ D. J. DRURY
By   ---------------------------------------------------
      D. J. Drury, Chairman and Chief Executive Officer


Attest:


/s/ Joyce N. Hoffman
---------------------------------------
Joyce N. Hoffman
Vice President and Corporate Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities with Principal Life Insurance Company and on the dates indicated.


Signature                        Title                                 Date


 /s/ D. J. DRURY               Chairman and                       March 15, 1999
---------------------          Chief Executive Officer
D. J. Drury


/s/ D. C.  CUNNINGHAM          Vice President and                 March 15, 1999
----------------------         Controller (Principal
D. C. Cunningham               Accounting Officer)



/s/ M. H. GERSIE               Senior Vice                        March 15, 1999
----------------------         President (Principal
M. H. Gersie                   Financial Officer)



  (B. J. Bernard)*             Director                           March 15, 1999
----------------------
B. J. Bernard



  (J. Carter-Miller)*          Director                           March 15, 1999
----------------------
J. Carter-Miller



  (R. M. Davis)*               Director                           March 15, 1999
----------------------
R. M. Davis



  (C. D. Gelatt)*              Director                           March 15, 1999
----------------------
C. D. Gelatt



  (J. B. Griswell)*            Director                           March 15, 1999
----------------------
J. B. Griswell



  (G. D. Hurd)*                Director                           March 15, 1999
----------------------
G. D. Hurd



  (C. S. Johnson)*             Director                           March 15, 1999
----------------------
C. S. Johnson



  (W. T. Kerr)*                Director                           March 15, 1999
----------------------
W. T. Kerr



  (L. Liu)*                    Director                           March 15, 1999
----------------------
L. Liu



  (V. H. Loewenstein)*         Director                           March 15, 1999
----------------------
V. H. Loewenstein



  (R. D. Pearson)*             Director                           March 15, 1999
----------------------
R. D. Pearson



  (J. R. Price, Jr.)*          Director                           March 15, 1999
----------------------
J. R. Price, Jr.



  (D. M. Stewart)*             Director                           March 15, 1999
----------------------
D. M. Stewart



  (E. E. Tallett)*             Director                           March 15, 1999
----------------------
E. E. Tallett



  (D. D. Thornton)*            Director                           March 15, 1999
----------------------
D. D. Thornton




  (F. W. Weitz)*               Director                           March 15, 1999
----------------------
F. W. Weitz


                                                   /s/ DAVID J. DRURY
                                       *By -------------------------------------
                                           David J. Drury
                                           Chairman and Chief Executive Officer


                                           Pursuant to Powers of Attorney
                                           Previously Filed or Included Herein

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, J. B. Griswell, G. R. Narber and J. N. Hoffman, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933, and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1999.


                                                 /s/ B. J. Bernard
                                                 -------------------------------
                                                 B. J. Bernard

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, J. B. Griswell, G. R. Narber and J. N. Hoffman, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933, and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1999.


                                                 /s/ J. Carter-Miller
                                                 -------------------------------
                                                 J. Carter-Miller

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Principal Life Insurance Company, an Iowa corporation (the "Company"), hereby constitutes and appoints D. J. Drury, G. R. Narber and J. N. Hoffman, and each of them (with full power to each of them to act alone), the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution to each, for and on behalf and in the name, place and stead of the undersigned, to execute and file any of the documents referred to below relating to registration under the Securities Act of 1933 with respect to variable annuity contracts, with premiums received in connection with such contracts held in the Principal Life Insurance Company Separate Account C on Form N-4 or other forms under the Securities Act of 1933, and any and all amendments thereto and reports thereunder with all exhibits and all instruments necessary or appropriate in connection therewith, each of said attorneys-in-fact and agents and his or their substitutes being empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person; hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 1999.


                                                 /s/ J. B. Griswell
                                                 -------------------------------
                                                 J. B. Griswell