Form 10-K405
period 1999-12-31
PRINCIPAL MUTUAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C
filed 2000-03-15
CIK 278194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-K

                  1. ANNUAL REPORT PURSUANT TO SECTION 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999   Commission File Number 2-39957 and
                          (current  number)   Commission File Number 33-58028

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

        Except for those Contracts described above with payments credited to the Registrant (Principal Life Insurance Company Separate Account C) and Variable Annuity Contracts and Variable Life Insurance Contracts with payments credited to Principal Life Insurance Company Separate Account B and Variable Life Separate Account, respectively, the Company distributes its own products as permitted under the laws of the various jurisdictions in which the Company is authorized to do business, namely the fifty states of the United States, the District of Columbia, the Commonwealth of Puerto Rico and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. Such distribution is through a field agency system of approximately 1,147 full-time agents, a group insurance sales organization of approximately 262 individuals and through a large number of independent insurance brokers.

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

        In 1993 the Registrant filed a new Registration Statement in File No. 33-58028 for the contracts in view of the fact that aggregate sales under the prior registration statement approached the amount of contracts registered thereunder. The contracts offered by the new registration statement are identical to contracts previously registered under the 1933 Act in File No. 33-27256. Effective September 30, 1995, sales of Pension Builder Contracts were discontinued.

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

              For Bankers Flexible Annuity Contracts (Registration No. 2-39957) the high and low unit values for each quarterly period during 1998 and 1999 are:

                             Lowest Unit Value                Highest Unit Value

First Quarter 1998              25.7039901                        29.7421641
Second  "     1998              28.9133343                        30.0327198
Third   "     1998              25.5325451                        30.3428328
Fourth  "     1998              25.8281110                        30.2336310
First   "     1999              29.0662723                        30.9482632
Second  "     1999              30.1740744                        33.1373049
Third   "     1999              27.9917253                        32.5341224
Fourth  "     1999              27.4644119                        30.3602459

              For Pension Builder Contracts (Registration No. 33-58028) units were first valued at $1.00 on September 19, 1983 for the Capital Value Division f/k/a Common Stock Division, September 22, 1983 for the Money Market Division and March 30, 1987 for the Government Securities Division. Listed below are the low and high unit values for each quarterly period during 1998 and 1999.

                       Capital Value        Money Market    GovernmentSecurities
                          Division            Division            Division
                    ------------------- ------------------- -------------------
      Quarter         Lowest   Highest    Lowest    Highest   Lowest   Highest
      -------       --------- --------- --------- --------- --------- ---------

First Quarter  1998 5.0801506 5.8665362 1.8917032 1.9085747 2.0459757 2.0739041
Second   "     1998 5.6972242 5.9204981 1.9087654 1.9258325 2.0601982 2.1037409
Third    "     1998 5.0137197 5.9666438 1.9260245 1.9426780 2.1044991 2.1807744
Fourth   "     1998 5.0674580 5.9183008 1.9428674 1.9607951 2.1436487 2.1900032
First    "     1999 5.6831195 6.0565082 1.9609123 1.9751301 2.1436620 2.1837539
Second   "     1999 5.8911639 6.4621709 1.9760268 1.9897774 2.1102814 2.1819446
Third    "     1999 5.4368687 6.3339812 1.9899396 2.0059501 2.0846646 2.1531831
Fourth   "     1999 5.3320720 5.8890498 2.0066813 2.0252333 2.1230148 2.1664268

        b. The approximate number of holders of record of each group contract and the number of the participants therein as of December 31, 1999, are as follows:

                                        (1)                    (2)
                                  Number of Group           Number of
                                  Contract Holders         Participants
                                  ----------------         ------------
Bankers Flexible Annuity                 16                     16
Pension Builder                          32                     38

        c. No dividends have been declared on units held by participants. Any changes in net investment income, net realized gains and net realized appreciation are included in the daily valuation of the units of the Registrant.

Item 6. Selected Financial Data

        The information contained in the "Statements of Net Assets, Statements of Operations and Statements of Changes in Net Assets for Principal Life Insurance Company Separate Account C", filed as Item 8. should be read in conjunction with this item.

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

Item 8. Financial Statements and Supplementary Data

                              Financial Statements

                        Principal Life Insurance Company
                               Separate Account C

                          Year ended December 31, 1999
                       with Report of Independent Auditors



                        Principal Life Insurance Company
                               Separate Account C

                              Financial Statements

                          Year ended December 31, 1999



                                    Contents

Report of Independent Auditors................................................1

Audited Financial Statements

Statements of Net Assets......................................................2
Statements of Operations......................................................3
Statements of Changes in Net Assets...........................................4
Notes to Financial Statements.................................................5


                         Report of Independent Auditors


Board of Directors and Participants
Principal Life Insurance Company


We have audited the accompanying individual and combined statements of net assets of Principal Life Insurance Company Separate Account C (comprised of the Capital Value, Government Securities, and Money Market Divisions) as of December 31, 1999, and the related statements of operations for the year then ended, and changes in net assets for each of the two years in the period then ended. These financial statements are the responsibility of the management of Principal Life Insurance Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1999, by correspondence with the transfer agent. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the individual and combined financial position of the respective divisions of Principal Life Insurance Company Separate Account C at December 31, 1999, and the individual and combined results of their operations for the year then ended, and the changes in their net assets for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP


Des Moines, Iowa
January 31, 2000


                        Principal Life Insurance Company
                               Separate Account C

                            Statements of Net Assets

                                December 31, 1999



Assets
Investments:
   Capital Value Division:
     Capital Value Account - 46,485 shares at net asset value
       of $30.74 per share (cost - $1,234,452)                        $1,428,942
   Government Securities Division:
     Government Securities Account - 24,235 shares at net asset
       value of $10.26 per share (cost - $252,241)                       248,655
   Money Market Division:
     Money Market Account - 273,299 shares at net asset
       of $1.00 per share (cost - $273,299)                              273,299
                                                              ------------------
Net assets                                                            $1,950,896
                                                              ==================


                                                          Unit
                                              Units      Value
                                            --------------------

Net assets are represented by:
   Capital Value Division:
     Currently payable annuity contracts:
       Bankers Flexible Annuity               1,566      $28.61       $   44,803
       Pension Builder Plus                   3,027        5.54           16,770
     Contracts in accumulation period:
       Bankers Flexible Annuity              22,486       28.61          643,311
       Pension Builder Plus                 130,654        5.54          724,058
                                                              ------------------
                                                                       1,428,942
   Government Securities Division:
     Contracts in accumulation period -
       Pension Builder Plus                 116,410        2.14          248,655

   Money Market Division:
     Contracts in accumulation period -
       Pension Builder Plus                 135,182       2.02           273,299
                                                              ------------------
Net assets                                                            $1,950,896
                                                              ==================


See accompanying notes.


                        Principal Life Insurance Company
                               Separate Account C

                            Statements of Operations

                          Year ended December 31, 1999


                                                                  Capital         Government        Money
                                                                   Value          Securities        Market
                                                  Combined        Division         Division        Division
                                                ---------------------------------------------------------------

Investment income
Income:
   Dividends                                       $  62,300      $  32,980        $16,511         $12,809
   Capital gains distributions                       179,883        179,883              -               -
                                                ---------------------------------------------------------------
                                                     242,183        212,863         16,511          12,809

Expenses:
   Mortality and expense risks                        26,992         18,323          4,611           4,058
   Administration charges                              2,538          1,430            365             743
                                                ---------------------------------------------------------------
                                                      29,530         19,753          4,976           4,801
                                                ---------------------------------------------------------------
Net investment income                                212,653        193,110         11,535           8,008

Realized and unrealized gains (losses) on
   investments
Net realized gains on investments                    544,408        533,424         10,984               -
Change in net unrealized appreciation or
   depreciation of investments                      (772,385)      (745,166)       (27,219)              -
                                                ---------------------------------------------------------------
Net increase (decrease) in net assets
   resulting from operations                       $ (15,324)     $ (18,632)       $(4,700)        $ 8,008
                                                ===============================================================


See accompanying notes.


                        Principal Life Insurance Company
                               Separate Account C

                       Statements of Changes in Net Assets

                     Years ended December 31, 1999 and 1998




                                                                  Capital         Government        Money
                                                                   Value          Securities        Market
                                                  Combined        Division         Division        Division
                                                ---------------------------------------------------------------

Net assets at January 1, 1998                     $3,416,522     $2,736,606        $401,865         $278,051

Increase (decrease) in net assets
Operations:
   Net investment income                             153,324        128,976          15,263            9,085
   Net realized gains on investments                  71,237         67,143           4,094                -
   Change in net unrealized appreciation or
     depreciation of investments                     149,708        142,101           7,607                -
                                                ---------------------------------------------------------------
Net increase in net assets resulting from            374,269        338,220          26,964            9,085
   operations
Changes from principal transactions:
   Purchase payments, less sales charges, per
     payment fees and applicable premium taxes        15,564        15,564                -                -
   Contract terminations                            (180,175)     (149,064)         (12,091)         (19,020)
   Annuity payments                                  (30,931)      (30,931)               -                -
                                                ---------------------------------------------------------------
Decrease in net assets from principal               (195,542)      (164,431)        (12,091)         (19,020)
   transactions
                                                ---------------------------------------------------------------
Total increase (decrease)                            178,727        173,789          14,873           (9,935)
                                                ---------------------------------------------------------------
Net assets at December 31, 1998                    3,595,249      2,910,395         416,738          268,116

Increase (decrease) in net assets
Operations:
   Net investment income                             212,653        193,110          11,535            8,008
   Net realized gains on investments                 544,408        533,424          10,984                -
   Change in net unrealized appreciation or
     depreciation of investments                    (772,385)      (745,166)        (27,219)               -
                                                ---------------------------------------------------------------
Net increase (decrease) in net assets                (15,324)       (18,632)         (4,700)           8,008
   resulting from operations
Changes from principal transactions:
   Contract terminations                          (1,611,286)    (1,445,078)       (163,383)          (2,825)
   Annuity payments                                  (17,743)       (17,743)              -                -
                                                ---------------------------------------------------------------
Decrease in net assets from principal             (1,629,029)    (1,462,821)       (163,383)          (2,825)
   transactions
                                                ---------------------------------------------------------------
Total increase (decrease)                         (1,644,353)    (1,481,453)       (168,083)           5,183
                                                ---------------------------------------------------------------
Net assets at December 31, 1999                   $1,950,896     $1,428,942        $248,655         $273,299
                                                ===============================================================


See accompanying notes.


                        Principal Life Insurance Company
                               Separate Account C

                          Notes to Financial Statements

                                December 31, 1999



1. Investment and Accounting Policies

Principal Life Insurance Company Separate Account C (Separate Account C) was organized by Principal Life Insurance Company (Principal Life) in accordance with the provisions of the Iowa Insurance Laws and is a part of the total operations of Principal Life. The assets and liabilities of Separate Account C are clearly identified and distinguished from the other assets and liabilities of Principal Life, with the remaining aggregate value of units registered with the Securities and Exchange Commission under the current registration statement (but not the authorized number of units) limited to $10.6 million. As directed by eligible contractholders, Separate Account C invests solely in shares representing interests in a corresponding investment option. As of December 31, 1999, the contractholder investment options consisted of the accounts of the following diversified open-end management investment company, organized by Principal Life: Principal Variable Contracts Fund, Inc. - Capital Value Account, Government Securities Account and Money Market Account.

Investments are stated at the closing net asset values per share on December 31, 1999. The average cost method is used to determine realized gains and losses on investments. Dividends are taken into income on an accrual basis as of the ex-dividend date.

Separate Account C supports the following variable annuity contracts of Principal Life: Bankers Flexible Annuity Contracts and Pension Builder Plus Contracts. Contributions to Separate Account C are no longer accepted.

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

2. Expenses

Principal Life is compensated for the following expenses:

   Bankers Flexible Annuity Contracts - Mortality and expense risks assumed by Principal Life are compensated for by a charge equivalent to an annual rate of 0.48% of the asset value of each contract. An annual administration charge of $7 for each participant's account is deducted as compensation for administrative expenses. The mortality and expense risk and annual administration charges amounted to $5,614 and $63, respectively, during the year 1999.


                        Principal Life Insurance Company
                               Separate Account C

                    Notes to Financial Statements (continued)

2. Expenses (continued)

   Pension Builder Plus Contracts - Mortality and expense risks assumed by Principal Life are compensated for by a charge equivalent to an annual rate of 1.4965% of the asset value of each contract. A contingent sales charge of up to 7% may be deducted from withdrawals made during the first 10 years of a contract, except for death or permanent disability. An annual administration charge will be deducted ranging from a minimum of $25 to a maximum of $275 depending upon a participant's investment account values and the number of participants under the retirement plan and their participant investment account value. The charges for mortality and expense risks, and annual administration amounted to $21,378 and $2,475, respectively, during the year 1999. There were no contingent sales charges during 1999.

3. Federal Income Taxes

Operations of Separate Account C are a part of the operations of Principal Life. Under current practice, no federal income taxes are allocated by Principal Life to the operations of Separate Account C.


4. Purchases and Sales of Investment Securities

The aggregate units and cost of purchases and proceeds from sales of investments were as follows:

                                                          For the year ended December 31, 1999
                                            ------------------------------------------------------------------
                                                Units              Amount        Units              Amount
                                              Purchased          Purchased      Redeemed           Redeemed
                                            ------------------------------------------------------------------

   Capital Value Division:
     Bankers Flexible Annuity                      -              $108,922        39,587          $1,247,865
     Pension Builder Plus                          -               102,318        36,315             233,086
                                            ------------------------------------------------------------------
                                                   -               211,240        75,902           1,480,951

   Government Securities Division:
     Pension Builder Plus                          -                16,591        75,240             168,439

   Money Market Division:
     Pension Builder Plus                          -                12,808         1,787               7,625
                                            ------------------------------------------------------------------
                                                   -              $240,639       152,929          $1,657,015
                                            ==================================================================

                        Principal Life Insurance Company
                               Separate Account C

                    Notes to Financial Statements (continued)

4. Purchases and Sales of Investment Securities (continued)

                                                          For the year ended December 31, 1998
                                            ------------------------------------------------------------------
                                                Units              Amount        Units              Amount
                                              Purchased          Purchased      Redeemed           Redeemed
                                            ------------------------------------------------------------------
   Capital Value Division:
     Bankers Flexible Annuity                     583             $118,506         2,052          $  66,973
     Pension Builder Plus                           -               52,986        21,667            139,974
                                            ------------------------------------------------------------------
                                                  583              171,492        23,719            206,947

   Government Securities Division:
     Pension Builder Plus                           -               22,045         5,485             18,873

   Money Market Division:
     Pension Builder Plus                           -               14,110        10,246             24,045
                                            ------------------------------------------------------------------
                                                  583             $207,647        39,450           $249,865
                                            ==================================================================

Purchases include reinvested dividends and capital gains. Mortality adjustments are included in purchases or redemptions, as applicable.

Money Market purchases include transactions where investment allocations are not known at the time of the deposit. Redemptions reflect subsequent allocations to directed investment divisions.


5. Year 2000 Issues (Unaudited)

As of January 31, 2000, virtually all of the major technology systems, processes and infrastructure, including those which rely on third party vendors used by Principal Life and other service providers of Separate Account C appear to be operating smoothly following the rollover to the Year 2000. Principal Life has experienced no significant interruptions to normal business operations, including the processing of customer account data and transactions. Principal Life will continue its Year 2000 vigilance into early 2001.

Based on the performance of its major technology systems to date, ongoing plans to deal with external relationships, and contingency plans, Principal Life believes that in the worst case scenario it will experience, at most, isolated and insignificant disruptions of business processes as a result of Year 2000 issues. Such disruptions are not expected to have a material effect on Separate Account C's future results of operations, liquidity, or financial condition.Item

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Documents filed as part of this report:

             1. The following financial statements are submitted herewith:

                Statements of Net Assets -- December 31, 1999

                Statements of Operations -- Year ended December 31, 1999

                Statements of Changes in Net Assets -- Years ended December 31, 1999 and 1998.

                Notes to Financial Statements -- December 31, 1999

             2. Schedules - All other  schedules for which  provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             3. Exhibits:

                (20) Subsidiaries of the Registrant


                         Subsidiaries of the Registrant

The Registrant is a separate account of Principal Life Insurance Company. It has no subsidiary. Principal Life Insurance Company, as the Depositor of the Account, owns or controls, as of December 31, 1999, subsidiaries as follows:

     I.   Principal Holding Company

          A.   Organized in Iowa.

          B.   Depositor owns 100% of outstanding stock.

          C. Subsidiaries of Principal Holding Company as of December 31, 1999, are as follows:

               1.   Patrician  Associates,   Inc. - a  real  estate  development
                    company.

                    a.   Organized in California.

                    b. Principal Holding Company owns 100% of outstanding stock.

               2.   Petula Associates, Ltd. - a real estate development company.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               3.   Principal  Development  Associates,   Inc. - a  real  estate
                    development company.

                    a.   Organized in California.

                    b. Principal Holding Company owns 100% of outstanding stock.

               4.   Principal   Spectrum   Associates,   Inc.  - a  real  estate
                    development company.

                    a.   Organized in California.

                    b. Principal Holding Company owns 100% of outstanding stock.

               5.   Principal   FC,   Ltd.  - a   limited   purpose   investment
                    corporation.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               6.   Equity  FC,  Ltd.  - a  general  business  corporation  that
                    engages  in  investment   transactions   including   limited
                    partnership and limited liability companies.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               7.   Invista Capital Management, LLC - an investment advisor.

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiary of Invista Capital Management, LLC is as of December 31, 1999, is as follows:

                         (1) Principal Capital - Invista Trust (a business trust and private investment company).

                              (a)  Organized in Delaware.

                              (b) Invista Capital Management, LLC owns 100% of outstanding shares.

               8.   HealthRisk   Resource  Group,   Inc. - a  general   business
                    corporation engaged in providing managed care expertise and administrative services to provider organizations.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               9.   Principal  Residential   Mortgage,   Inc. - a  full  service
                    mortgage banking company.


                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Susidiaries of Principal Residential Mortgage, Inc. as of December 31, 1999, are as follows:

                         (1) Principal Wholesale Mortgage, Inc. - a brokerage and servicer of residential mortgages.

                              (a)  Organized in Iowa.

                              (b) Principal Residential Mortgage, Inc. owns 100% of outstanding stock.

                         (2)  Principal    Reinsurance   Company  - a   mortgage
                              reinsurance company.

                              (a)  Organized in Vermont.

                              (b) Principal Residential Mortgage, Inc. owns 100% of outstanding stock.

               10. Principal Asset Markets, Inc. - a residential mortgage loan broker - currently inactive.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               11. Principal Portfolio Services, Inc. - a corporation which provides mortgage diligence services.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               (12) The Admar  Group,  Inc. - a  national managed  care  service organization that developes and manages preferred provider organizations (PPO's).

                    a.   Organized in Florida.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiary of The Admar Group, Inc. as of December 31, 1999, is as follows:

                         (1)  Admar   Corporation  - a  managed  care   services
                              organization.

                              (a)  Organized in California.

                              (b)  The   Admar   Group,   Inc.   owns   100%  of
                                   outstanding stock.

               13.  The  Principal   Financial  Group,  Inc. - general  business
                    corporation   established   in  connection   with  corporate
                    identity - currently inactive.

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               14.  Principal  Bank - a  federally   chartered  direct  delivery
                    savings bank.

                    a.   Federally organized.

                    b. Principal Holding Company owns 100% of outstanding stock.

               15. Principal Health Care, Inc. - a developer and administrator of health maintenance organizations HMO's.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               16.  Dental-Net,   Inc.  - a   managed   dental   care   services
                    organization.

                    a.   Organizaed in Arizona.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiary of Dental-Net, Inc. as of December 31, 1999, is as follows:

                         (1) Employers Dental Services, Inc. - an prepaid dental plan organization.

                              (a)  Orgnized in Arizona.

                              (b)  Dental-Net, Inc. owns 100% outstanding stock.

               17. Principal Financial Advisors, Inc. - a registered investment advisor.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               18. Delaware Charter Guarantee & Trust Company - a corporation that administers individual and group retirement plans.

                    a.   Organized in Delaware.

                    b.   Principal   Holding  Company  currently  owns  100%  of
                         outstanding stock.

               19.  Principal    Investors    Corporation  -  general   business
                    corporation - not currently active.

                    a.   Organized in New Jersey.

                    b.   Principal   Holding  Company  currently  owns  100%  of
                         outstanding stock.

               20. Principal Product Networks, Inc. - an insurance broker which markets select products.

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               21. Professional Pensions, Inc. - a corporation engaged in sales, marketing and administration of group insurance plans and third party administration for defined contribution plans.

                    a.   Organized in Conneticut.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c.   Subsidiaries  of  Professional   Pensions,   Inc. as of
                         December 31, 1999, are as follows:

                         (1)  Benefit  Fiduciary  Corporation  -  a  corporation
                              which   services  as  a   corporate   trustee  for
                              retirement funds.

                              (a)  Organized in Rhode Island.

                              (b) The Professional Pensions, Inc. owns 100% of outstanding stock.

                         (2) PPI Employee Benefit Corporation - a registered broker dealer, limited to the sale of open-end mutual funds and variable insurance products.

                              (a)  Organized in Connecticut.

                              (b) The Professional Pensions, Inc. owns 100% of outstanding stock.

                         (3) Boston Insurance Trust, Inc. - a corporation which serves as trustee and administrator of insurance trusts and arrangements.

                              (a)  Organized in Massacusetts.

                              (b) The Professional Pensions, Inc. owns 100% of outstanding stock.

               22. Principal International, Inc. - a corporation engaged in international business development.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Principal International, Inc. as of December 31, 1999, are as follows:

                         (1)  Principal International Espana, S.A. de Seguros de
                              Vida  -  a  life  insurance  company   (individual
                              group), annuities and pension.

                              (a)  Organized in Spain.

                              (b)  Principal  International,  Inc. owns  99%  of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                              (c) Subsidiary of Principal Internationl Espana, S.A. de Seguros de Vida as of December 31, 1999, are as follows:

                                   (1) Princor International Espana Sociedad Anonima de Agencia de Seguros - a Spain corporation) an insurance agency - inactive.

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

                                   (2) Principal Prevision, EPSV - a pension entity.

                                        (a)  Organized in Spain.

                                        (b)  Principal   International   Espana,
                                             S.A. de Seguros de Vida  controlled
                                             mutual entity, no shares issued.

                         (2)  Zao   Principal    International    -    inactive.

                              (a)  Organized in Russia.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                         (3)  Principal   International   Argentina,   S.A. - an
                              Argentina services corporation.

                              (a)  Organized in Argentina.

                              (b) Principal International, Inc. owns 97.03% of outstanding stock and Enrique S. Braun owns 2.97% of outstanding stock

                              (c) Subsidiaries of International Argentina, S.A. as of December 31, 1999, are as follows:

                                   (1) Principal Retiro Compania de Seguros de Retiro, S.A. - an Argentina annuity/employee benefit company.

                                        (a)  Organized in Argentina.

                                        (b)  Principal  Life Compania de Seguros
                                             S.A.  owns   approximately  99%  of
                                             outstanding   stock  and  Principal
                                             International  Argentina  S.A. owns
                                             approximately   1%  of  outstanding
                                             stock.

                                   (2)  Principal Life Compania de Seguros, S.A.
                                        - an Argentina life insurance company.

                                        (a)  Organized in Argentina.

                                        (b)  Principal International  Argentina,
                                             S.A. owns  99.9963% of  outstanding
                                             stock and Principal  International,
                                             Inc.  owns  .0037%  of  outstanding
                                             stock.

                         (4) Principal International Asia Limited - operating as a regional headquarters for Asia.

                              (a)  Organized in Hong Kong.

                              (b)  Principal  International,  Inc.  owns  50% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 50% of outstanding stock.

                              (c)  Subsidiary  of Principal  International  Asia
                                   Limited  as  of  December   31,  1999, is  as
                                   follows:

                                   (1)  BT  Funds   Management  (Asia)  Ltd.  a
                                        funds management company.

                                        (a)  Organized in Hong Kong.

                                        (b)  Principal    International   (Asia)
                                             Limited  owns  99%  of  outstanding
                                             stock    and    Principal     Asset
                                             Management  Company  (Asia) Limited
                                             owns     approximately     1%    of
                                             outstanding stock.

                         (5)  Principal  Asset  Management   Company (Asia) Ltd.
                              - an asset management company.

                              (a)  Organized in Hong Kong.

                              (b) Principal International, Inc. owns 99% of outstanding stock and Principal International
                                   (Asia) Limited owns approximately 1% of outstanding stock.

                         (6)  Principal  Insurance  Company  (Hong Kong) Limited
                              - for group life and group pension products.

                              (a)  Organized in Hong Kong.

                              (b) Principal International, Inc. owns 87.169% of outstanding stock and Principal International
                                   (Asia) Limited owns 11.84% of outstanding stock.

                         (7) Principal Trust Company (Asia) Limited - an Asia trust company.

                              (a)  Organized in Hong Kong.

                              (b) Principal Holding Company owns 20% of outstanding stock, Principal Residential Mortgage, Inc. owns 20% of outstanding stock, Principal International (Asia) Limited owns 20% of outstanding stock, Principal Insurance Company (Hong Kong) Limited owns 20% outstanding stock and Principal International, Inc. owns approximately 20% of outstanding stock.

                         (8) Principal International de Chile, S.A. - a Chilean holding company.

                              (a)  Organized in Chile.

                              (b)  Principal   International,   Inc.   owns  99%
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                              (c) Subsidiaries of Principal International de Chile, S.A. as of December 31, 1999, is as follows:

                                   (1) Principal Compania de Seguros de Vida, S.A. - a corporation for group life and supplemental health, individual annuities.

                                        (a)  Organized in Chile.

                                        (b)  Principal  International  de Chile,
                                             S.A. owns 99% of outstanding  stock
                                             Antonia    Ortuzar    Vicuna   owns
                                             approximately   1%  of  outstanding
                                             stock.

                                        (c)  Subsidiary of Principal Compania de
                                             Seguros de Vida  Chile,  S.A. as of
                                             December 31, 1999, is as follows:

                                             (1)  Andueza &  Principal  Creditos
                                                  Hipotecarios    S.A.    -    a
                                                  residential           mortgage
                                                  operation.

                                                  (a)  Organized in Chile.

                                                  (b)  Principal   Compania   de
                                                       Seguros   de  Vida  Chile
                                                       S.A.    owns    60%    of
                                                       outstanding stock.

                         (9)  Principal Mexico Compania de Seguros, S.A. de C.V.
                              - a life insurance company (individual group), personal accidents.

                              (a)  Organized in Mexico.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                         (10) Principal   Afore   S.A.  de  C.V.  -  a  pension
                              corporation.

                              (a)  Organized in Mexico.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                              (c)  Subsidiary   of  Afore   S.A.de  C.V.  as  of
                                   December 31, 1999, is as follows:

                                   (1) Siefore Principal S.A. de C.V. - a mutual fund (separate account) company.

                                        (a)  Organized in Mexico.

                                        (b)  Principal  Afore S.A. de C.V.  owns
                                             99%  of   outstanding   stock   and
                                             Principal International,  Inc. owns
                                             1% outstanding stock.

                         (11) Principal  Consulting  (India) Private Limited - a
                              consulting company - inactive.

                              (a)  Organized in India.

                              (b)  No shares issued.

                         (12) Principal Pensiones, S.A. de C.V. - single premium
                              annuity company.

                              (a)  Organized in Mexico.

                              (b) Principal International, Inc. owns approximatly 99% of outstanding stock and Principal Holding Company owns approximately 1% of outstanding stock.

     II.  Principal  Development Investors, LLC - a  limited liability  company.

          A.   Organized in Delaware.

          B.   Depositor owns 100% of the outstanding stock.

     III. Principal Capital Management, LLC - a limited liability company that provides investment management services.

          A.   Organized in Delaware.

          B.   Depositor owns 100% of the outstanding stock.

          C. Subsidiaries of Principal Capital Management, LLC as of December 31, 1999, are as follows:

               1. Principal Enterprise Capital, LLC - a limited liability company.

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

               2.   Principal Commercial Acceptance, LLC - a Delaware LLC.

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

               3.   Principal   Real  Estate   Investors,  LLC  - a   regsitered
                    investment advisor.

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

               4. Principal Commercial Funding, LLC - a correspondent lender and service provider for loans.

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

               5. Principal Real Estate Services, LLC - a limited liablity company.

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

               6. Principal Structured Investments, LLC - a limited liability company that provides product development administration, marketing and asset management services.

                    (a)  Organized in Delaware.

                    (b) Principal Capital Management, LLC owns 100% outstanding stock.

     IV. Principal Net Lease Investors, LLC - a limited liability company which operates as a buyer and seller of net leased investments.

          A.   Organized in Delaware.

          B.   Depositor owns 100% of the outstanding stock.

     V. PT Asuransi Jiwa Principal Indonesia - a life insurance company which offers group and individual products.

          (a)  Organized in Indonsesia.

          (b) Principal Life Insurance Company owns approximately 90% of outstanding stock and PT megah Cipta Persada Mandiri owns approximately 10% of outstanding stock.

          (c) Subsidiaries of PT Asuransi Jiwa Principal Indonesia as of December 31, 1999, are as follows:

               (1) PT Jasa Principal Indonesia - a defined benefit pension company.

                    (a)  Organized in Indonesia.

                    (b) PT Asuransi Jiwa Principal Indonesia owns approximately 90% of outstanding stock and PT Megah Cipta Persada Indonesia owns approximately 10% of outstanding stock.

               (2)  PT  Principal  Capital  Management   Indonesia  -  an  asset
                    management company.

                    (a)  Organized in Indonesia.

                    (b) PT Asuransi Jiwa Principal Indonesia owns approximately 90% of outstanding stock and PT Megah Cipta Persada Indonesia owns approximately 10% of outstanding stock.

               (3) Dana Pensiun Lembaga Keuangan Principal Indonesia - a pension company.

                    (a)  Organized in Indonesia.

                    (b) PT Asuransi Jiwa Principal Indonesia controlled entity, no shares issued.

     VI.  PFG Do Brasil LTDA - a holding company (pension).

          (a)  Organized in Brazil.

          (b) Principal Financial Services, Inc. owns 100% of outstanding stock.

          (c) Subsidiaries of PFG Do Brasil LTDA as of December 31, 1999, is as follows:

               (1) BrasilPrev Previdencia Privada S.A. - an individual pension plan company.

                    (a)  Organized in Brazil.

                    (b)  PFG  Do   Brasil   LTDA  owns   approximately   42%  of
                         outstanding Stock.

The Depositor's investment in its subsidiaries, which in turn includes the subsidiary's investment in its subsidiaries, is included in the financial statements of the Depositor.

                                   SIGNATURES


       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Principal Life Insurance Company has duly caused this report to be signed on behalf of Principal Life Insurance Company Separate Account C by the undersigned thereto duly authorized in the city of Des Moines and State of Iowa, on the 15th day of March, 2000.

PRINCIPAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C

By   PRINCIPAL LIFE INSURANCE COMPANY

                   /s/ J. B. Griswell
By   ------------------------------------------------------
      J. B. Griswell, President and Chief Executive Officer


Attest:


/s/ Joyce N. Hoffman
---------------------------------------
Joyce N. Hoffman
Vice President and Corporate Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities with Principal Life Insurance Company and on the dates indicated.


Signature                        Title                                 Date


 /s/ J. B. Griswell            President and                      March 15, 2000
---------------------          Chief Executive Officer
J. B. Griswell


/s/ D. C.  Cunningham          Vice President and                 March 15, 2000
----------------------         Controller (Principal
D. C. Cunningham               Accounting Officer)



/s/ M. H. Gersie               Executive Vice                     March 15, 2000
----------------------         President (Chief
M. H. Gersie                   Financial Officer)



  (B. J. Bernard)*             Director                           March 15, 2000
----------------------
B. J. Bernard



  (J. Carter-Miller)*          Director                           March 15, 2000
----------------------
J. Carter-Miller



  (D. J. Drury)*              Director                            March 15, 2000
----------------------
D. J. Drury



  (C. D. Gelatt)*              Director                           March 15, 2000
----------------------
C. D. Gelatt



  (G. D. Hurd)*                Director                           March 15, 2000
----------------------
G. D. Hurd



  (C. S. Johnson)*             Director                           March 15, 2000
----------------------
C. S. Johnson



  (W. T. Kerr)*                Director                           March 15, 2000
----------------------
W. T. Kerr



  (L. Liu)*                    Director                           March 15, 2000
----------------------
L. Liu



  (V. H. Loewenstein)*         Director                           March 15, 2000
----------------------
V. H. Loewenstein



  (R. D. Pearson)*             Director                           March 15, 2000
----------------------
R. D. Pearson



  (F. F. Pena)*              Director                             March 15, 2000
----------------------
F. F. Pena



  (J. R. Price, Jr.)*          Director                           March 15, 2000
----------------------
J. R. Price, Jr.



  (D. M. Stewart)*             Director                           March 15, 2000
----------------------
D. M. Stewart



  (E. E. Tallett)*             Director                           March 15, 2000
----------------------
E. E. Tallett



  (F. W. Weitz)*               Director                           March 15, 2000
----------------------
F. W. Weitz


                                                   /s/ J. B. Griswell
                                       *By -------------------------------------
                                           J. B. Griswell
                                           President and Chief Executive Officer


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

IN WITNESS WHEREOF, the undersigned director has hereunto set his hand this 15th day of March, 2000.


                                                 /s/ F. F. Pena
                                                 -------------------------------
                                                 F. F. Pena