Form 10-K405
period 2000-12-31
PRINCIPAL MUTUAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C
filed 2001-03-28
CIK 278194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-K

                  1. ANNUAL REPORT PURSUANT TO SECTION 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000   Commission File Number 2-39957 and
                          (current  number)   Commission File Number 33-58028

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

        Except for those Contracts described above with payments credited to the Registrant (Principal Life Insurance Company Separate Account C) and Variable Annuity Contracts and Variable Life Insurance Contracts with payments credited to Principal Life Insurance Company Separate Account B and Variable Life Separate Account, respectively, the Company distributes its own products as permitted under the laws of the various jurisdictions in which the Company is authorized to do business, namely the fifty states of the United States, the District of Columbia, the Commonwealth of Puerto Rico and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. Such distribution is through a field agency system of approximately 1,037 full-time agents, a group insurance sales organization of approximately 288 individuals and through a large number of independent insurance brokers.

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

              For Bankers Flexible Annuity Contracts (Registration No. 2-39957) the high and low unit values for each quarterly period during 1999 and 2000 are:

                             Lowest Unit Value                Highest Unit Value

First Quarter 1999              29.0662723                        30.9482632
Second  "     1999              30.1740744                        33.1373049
Third   "     1999              27.9917253                        32.5341224
Fourth  "     1999              27.4644119                        30.3602459
First   "     2000              29.0662723                        28.5818838
Second  "     2000              30.1740744                        28.8265762
Third   "     2000              27.9917253                        28.5325063
Fourth  "     2000              27.4644119                        29.2275660

              For Pension Builder Contracts (Registration No. 33-58028) units were first valued at $1.00 on September 19, 1983 for the Capital Value Division f/k/a Common Stock Division, September 22, 1983 for the Money Market Division and March 30, 1987 for the Government Securities Division. Listed below are the low and high unit values for each quarterly period during 1999 and 2000.

                       Capital Value        Money Market    GovernmentSecurities
                          Division            Division            Division
                    ------------------- ------------------- -------------------
                      Lowest   Highest    Lowest    Highest   Lowest   Highest
                    --------- --------- --------- --------- --------- ---------

First Quarter  1999 5.6831195 6.0565082 1.9609123 1.9751301 2.1436620 2.1837539
Second   "     1999 5.8911639 6.4621709 1.9760268 1.9897774 2.1102814 2.1819446
Third    "     1999 5.4368687 6.3339812 1.9899396 2.0059501 2.0846646 2.1531831
Fourth   "     1999 5.3320720 5.8890498 2.0066813 2.0252333 2.1230148 2.1664268
First    "     2000 5.6831195 5.5349559 1.9609123 2.0455166 2.1436620 2.1578413
Second   "     2000 5.8911639 5.5606528 1.9760268 2.0669305 2.1102814 2.1999721
Third    "     2000 5.4368687 5.4900413 1.9899396 2.0909730 2.0846646 2.2543731
Fourth   "     2000 5.3320720 5.6054033 2.0066813 2.1153717 2.1230148 2.3492361

        b. The approximate number of holders of record of each group contract and the number of the participants therein as of December 31, 2000, are as follows:

                                        (1)                    (2)
                                  Number of Group           Number of
                                  Contract Holders         Participants
                                  ----------------         ------------
Bankers Flexible Annuity                 13                     13
Pension Builder                          27                     33

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

Item 8. Financial Statements and Supplementary Data

                              Financial Statements





                              Financial Statements

               Principal Life Insurance Company Separate Account C

                          Year ended December 31, 2000
                       with Report of Independent Auditors






                        Principal Life Insurance Company
                               Separate Account C

                              Financial Statements

                          Year ended December 31, 2000


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




                         Report of Independent Auditors


Board of Directors and Participants
Principal Life Insurance Company


We have audited the accompanying individual and combined statements of net assets of Principal Life Insurance Company Separate Account C (comprised of the Capital Value, Government Securities, and Money Market Divisions) as of December 31, 2000, and the related statements of operations for the year then ended, and changes in net assets for each of the two years in the period then ended. These financial statements are the responsibility of the management of Principal Life Insurance Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000, by correspondence with the transfer agent. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the individual and combined financial position of the respective divisions of Principal Life Insurance Company Separate Account C at December 31, 2000, and the individual and combined results of their operations for the year then ended, and the changes in their net assets for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.

                                                    /s/  Ernst & Young LLP


Des Moines, Iowa
February 9, 2001




                        Principal Life Insurance Company
                               Separate Account C

                            Statements of Net Assets

                                December 31, 2000


Assets
Investments:
   Capital Value Division:
     Capital Value Account - 33,710 shares at net asset value of
       $30.72 per share (cost - $885,241)                         $1,035,585
   Government Securities Division:
     Government Securities Account - 1,422 shares at net asset
       value of $11.43 per share (cost - $14,769)                     16,248
   Money Market Division:
     Money Market Account - 285,587 shares at net asset
       of $1.00 per share (cost - $285,587)                          285,587
                                                                  -------------
Net assets                                                        $1,337,420
                                                                  =============

                                                                                Unit
                                                                  Units        Value
                                                             ----------------------------
Net assets are represented by:
   Capital Value Division:
     Currently payable annuity contracts:
       Bankers Flexible Annuity                                      421      $29.09        $   12,247
       Pension Builder Plus                                        2,650        5.58            14,787
     Contracts in accumulation period:
       Bankers Flexible Annuity                                   19,326       29.09           562,192
       Pension Builder Plus                                       80,024        5.58           446,359
                                                                                            ----------

                                                                                             1,035,585
   Government Securities Division:
     Contracts in accumulation period - Pension
      Builder Plus
                                                                   6,932        2.34            16,248

   Money Market Division:
     Contracts in accumulation period - Pension
      Builder Plus
                                                                 135,182        2.11           285,587
                                                                                            ----------
Net assets                                                                                  $1,337,420
                                                                                            ==========

See accompanying notes.




                        Principal Life Insurance Company
                               Separate Account C

                            Statements of Operations

                          Year ended December 31, 2000


                                                                   Capital         Government        Money
                                                                    Value          Securities        Market
                                                   Combined        Division         Division        Division
                                                 ---------------------------------------------------------------
                                                 ---------------------------------------------------------------
Investment income (loss)
Income:
   Dividends                                        $ 33,338       $ 16,884         $     -          $16,454
   Capital gains distributions                         5,095          5,095               -                -
                                                 ---------------------------------------------------------------
                                                 ---------------------------------------------------------------
                                                      38,433         21,979               -           16,454

Expenses:
   Mortality and expense risks                        17,935         12,158           1,611            4,166
   Administration charges                                299            246              53                -
                                                 ---------------------------------------------------------------
                                                      18,234         12,404           1,664            4,166
                                                 ---------------------------------------------------------------
Net investment income (loss)                          20,199          9,575          (1,664)          12,288

Realized and unrealized gains (losses) on
   investments
Net realized gains on investments                     40,754         36,743           4,011                -
Change in net unrealized appreciation or
   depreciation of investments                       (39,081)       (44,146)          5,065                -
                                                 ---------------------------------------------------------------
Net increase in net assets resulting from
   operations                                       $ 21,872       $  2,172         $ 7,412          $12,288
                                                 ===============================================================


See accompanying notes.



                        Principal Life Insurance Company
                               Separate Account C

                       Statements of Changes in Net Assets

                     Years ended December 31, 2000 and 1999


                                                                   Capital         Government        Money
                                                                    Value          Securities        Market
                                                   Combined        Division         Division        Division
                                                 ---------------------------------------------------------------

Net assets at January 1, 1999                     $ 3,595,249    $ 2,910,395       $ 416,738        $268,116

Increase (decrease) in net assets
Operations:
   Net investment income                              212,653        193,110          11,535           8,008
   Net realized gains on investments                  544,408        533,424          10,984               -
   Change in net unrealized appreciation or
     depreciation of investments                     (772,385)      (745,166)        (27,219)              -
                                                 ---------------------------------------------------------------
Net increase (decrease) in net assets resulting
   from operations                                    (15,324)       (18,632)         (4,700)          8,008
Changes from principal transactions:
   Contract terminations                           (1,611,286)    (1,445,078)       (163,383)         (2,825)
   Annuity payments                                   (17,743)       (17,743)              -               -
                                                 ---------------------------------------------------------------
Decrease in net assets from principal              (1,629,029)    (1,462,821)       (163,383)         (2,825)
   transactions
                                                 ---------------------------------------------------------------
Total increase (decrease)                          (1,644,353)    (1,481,453)       (168,083)          5,183
                                                 ---------------------------------------------------------------
Net assets at December 31, 1999                     1,950,896      1,428,942         248,655         273,299

Increase (decrease) in net assets
Operations:
   Net investment income (loss)                        20,199          9,575          (1,664)         12,288
   Net realized gains on investments                   40,754         36,743           4,011               -
   Change in net unrealized appreciation or
     depreciation of investments                      (39,081)       (44,146)          5,065               -
                                                 ---------------------------------------------------------------
Net increase in net assets resulting from              21,872          2,172           7,412          12,288
   operations
Changes from principal transactions:
   Contract terminations                             (424,877)      (387,842)        (37,035)              -
   Transfer payments to other contracts              (202,784)             -        (202,784)              -
   Annuity payments                                    (7,687)        (7,687)              -               -
                                                 ---------------------------------------------------------------
Decrease in net assets from principal                (635,348)      (395,529)       (239,819)              -
   transactions
                                                 ---------------------------------------------------------------

Total increase (decrease)                            (613,476)      (393,357)       (232,407)         12,288
                                                 ---------------------------------------------------------------

Net assets at December 31, 2000                   $ 1,337,420    $ 1,035,585       $  16,248        $285,587
                                                 ===============================================================

See accompanying notes.




                        Principal Life Insurance Company
                               Separate Account C

                          Notes to Financial Statements

                                December 31, 2000


1. Investment and Accounting Policies

Principal Life Insurance Company Separate Account C (Separate Account C) was organized by Principal Life Insurance Company (Principal Life) in accordance with the provisions of the Iowa Insurance Laws and is a part of the total operations of Principal Life. The assets and liabilities of Separate Account C are clearly identified and distinguished from the other assets and liabilities of Principal Life, with the remaining aggregate value of units registered with the Securities and Exchange Commission under the current registration statement (but not the authorized number of units) limited to $10.6 million. As directed by eligible contractholders, Separate Account C invests solely in shares representing interests in a corresponding investment option. As of December 31, 2000, the contractholder investment options consisted of the accounts of the following diversified open-end management investment company, organized by Principal Life: Principal Variable Contracts Fund, Inc. - Capital Value Account, Government Securities Account and Money Market Account.

Investments are stated at the closing net asset values per share on December 31, 2000. The average cost method is used to determine realized gains and losses on investments. Dividends are taken into income on an accrual basis as of the ex-dividend date.

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

2. Expenses

Principal Life is compensated for the following expenses:

   Bankers Flexible Annuity Contracts - Mortality and expense risks assumed by Principal Life are compensated for by a charge equivalent to an annual rate of 0.48% of the asset value of each contract. An annual administration charge of $7 for each participant's account is deducted as compensation for administrative expenses. The mortality and expense risk and annual administration charges amounted to $2,749 and $56, respectively, during the year ended December 31, 2000.




                        Principal Life Insurance Company
                               Separate Account C

                    Notes to Financial Statements (continued)


2. Expenses (continued)

   Pension Builder Plus Contracts - Mortality and expense risks assumed by Principal Life are compensated for by a charge equivalent to an annual rate of 1.4965% of the asset value of each contract. A contingent sales charge of up to 7% may be deducted from withdrawals made during the first 10 years of a contract, except for death or permanent disability. An annual administration charge will be deducted ranging from a minimum of $25 to a maximum of $275 depending upon a participant's investment account values and the number of participants under the retirement plan and their participant investment account value. The charges for mortality and expense risks, and annual administration amounted to $15,186 and $243, respectively, during the year ended December 31, 2000. There were no contingent sales charges during the year ended December 31, 2000.


3. Federal Income Taxes

Operations of Separate Account C are a part of the operations of Principal Life. Under current practice, no federal income taxes are allocated by Principal Life to the operations of Separate Account C.


4. Purchases and Sales of Investments

The aggregate units and cost of purchases and proceeds from sales of investments were as follows:

                                                           For the year ended December 31, 2000
                                             ------------------------------------------------------------------
                                                   Units           Amount            Units            Amount
                                                 Purchased       Purchased         Redeemed          Redeemed
                                             ------------------------------------------------------------------

   Capital Value Division:
     Bankers Flexible Annuity                        -             $12,435            4,324         $119,445
     Pension Builder Plus                            -              10,732           51,007          289,676
                                             ------------------------------------------------------------------

                                                     -              23,167           55,331          409,121

   Government Securities Division:
     Pension Builder Plus                            -                   -          109,478          241,483

   Money Market Division:
     Pension Builder Plus                            -              16,454                -            4,166
                                             ------------------------------------------------------------------

                                                     -             $39,621          164,809         $654,770
                                             ==================================================================




                        Principal Life Insurance Company
                               Separate Account C

                    Notes to Financial Statements (continued)




4. Purchases and Sales of Investments (continued)

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Documents filed as part of this report:

             1. The following financial statements are submitted herewith:

                Statements of Net Assets -- December 31, 2000

                Statements of Operations -- Year ended December 31, 2000

                Statements of Changes in Net Assets -- Years ended December 31, 2000 and 1999.

                Notes to Financial Statements -- December 31, 2000

             2. Schedules - All other  schedules for which  provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             3. Exhibits:

                (20) Subsidiaries of the Registrant


                         Subsidiaries of the Registrant

The Registrant is a separate account of Principal Life Insurance Company. It has no subsidiary. Principal Life Insurance Company, as the Depositor of the Account, owns or controls, as of December 31, 2000, subsidiaries as follows:

     I.   Principal Holding Company

          A.   Organized in Iowa.

          B.   Depositor owns 100% of outstanding stock.

          C. Subsidiaries of Principal Holding Company as of December 31, 2000, are as follows:

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

                    c. Subsidiary of Invista Capital Management, LLC is as of December 31, 2000, is as follows:

                         (1) Principal Capital Trust (a business trust and private investment company).

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

                    c. Susidiaries of Principal Residential Mortgage, Inc. as of December 31, 2000, are as follows:

                         (1) Principal Wholesale Mortgage, Inc. - a brokerage and servicer of residential mortgages.

                              (a)  Organized in Iowa.

                              (b) Principal Residential Mortgage, Inc. owns 100% of outstanding stock.

                         (2)  Principal   Mortgage   Reinsurance   Company  -  a
                              mortgage reinsurance company.

                              (a)  Organized in Vermont.

                              (b) Principal Residential Mortgage, Inc. owns 100% of outstanding stock.

                         (3)  Principal   Residential  Mortgage Funding, LLC - a
                              limited libility company.

                              (a)  Organized in Delaware.

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

                    c. Subsidiary of The Admar Group, Inc. as of December 31, 2000, is as follows:

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

                    c. Subsidiary of Dental-Net, Inc. as of December 31, 2000, is as follows:

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

                    c.   Subsidiaries  of  Professional   Pensions,   Inc. as of
                         December 31, 2000, are as follows:

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

                              (a)  Organized in Massacusetts.

                              (b) The Professional Pensions, Inc. owns 100% of outstanding stock.

               22. Principal Generation Plant, LLC - a limited liability company that sales excess power.

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               23. Principal International, Inc. - a corporation engaged in international business development.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiaries of Principal International, Inc. as of December 31, 2000, are as follows:

                         (1)  Zao   Principal    International    -    inactive.

                              (a)  Organized in Russia.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                         (2)  Principal   International   Argentina,   S.A. - an
                              Argentina services corporation.

                              (a)  Organized in Argentina.

                              (b) Principal International, Inc. owns 99.99% of outstanding stock and Principal Financial Group, Inc. owns 0.01% of outstanding stock.

                              (c) Subsidiaries of International Argentina, S.A. as of December 31, 2000, are as follows:

                                   (1) Principal Retiro Compania de Seguros de Retiro, S.A. - an Argentina annuity/employee benefit company.

                                        (a)  Organized in Argentina.

                                        (b)  Principal  International  Argentina
                                             S.A.  owns  approximately  99.9% of
                                             outstanding   stock  and  Principal
                                             Life   Compania  de  Seguros   owns
                                             approximatly 0.1%.

                                   (2)  Principal Life Compania de Seguros, S.A.
                                        - an Argentina life insurance company.

                                        (a)  Organized in Argentina.

                                        (b)  Principal International  Argentina,
                                             S.A.  owns  99.99%  of  outstanding
                                             stock and Principal  International,
                                             Inc.   owns  .01%  of   outstanding
                                             stock.

                         (3) Principal International (Asia) Limited - operating as a regional headquarters for Asia.

                              (a)  Organized in Hong Kong.

                              (b)  Principal  International,  Inc.  owns  50% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 50% of outstanding stock.

                              (c) Subsidiary of Principal International (Asia) Limited as of December 31, 2000, is as follows:

                                   (1)  Principal Capital Management (Asia) Ltd.
                                        - provides sales, marketing and client support.

                                        (a)  Organized in Hong Kong.

                                        (b)  Principal    International   (Asia)
                                             Limited     owns     99.7140%    of
                                             outstanding   stock  and  Principal
                                             Asset  Management   Company  (Asia)
                                             Limited owns approximately  0.2860%
                                             of outstanding stock.

                         (4)  Principal  Asset  Management   Company (Asia) Ltd.
                              - an asset management company.

                              (a)  Organized in Hong Kong.

                              (b) Principal International, Inc. owns 99% of outstanding stock and Principal International
                                   (Asia) Limited owns approximately 1% of outstanding stock.

                         (5)  Principal  Insurance  Company  (Hong Kong) Limited
                              - for group life and group pension products.

                              (a)  Organized in Hong Kong.

                              (b) Principal International, Inc. owns 87.169% of outstanding stock and Principal International
                                   (Asia) Limited owns 11.84% of outstanding stock.

                         (6) Principal Trust Company (Asia) Limited - an Asia trust company.

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

                         (7)  Principal Mexico Compania de Seguros, S.A. de C.V.
                              - a life insurance company (individual group), personal accidents.

                              (a)  Organized in Mexico.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                         (8) Principal   Afore   S.A.  de  C.V.  -  a  pension
                              corporation.

                              (a)  Organized in Mexico.

                              (b)  Principal  International,  Inc.  owns  99% of
                                   outstanding   stock  and  Principal   Holding
                                   Company owns 1% of outstanding stock.

                              (c)  Subsidiary   of  Afore   S.A.de  C.V.  as  of
                                   December 31, 2000, is as follows:

                                   (1) Siefore Principal S.A. de C.V. - a mutual fund (separate account) company.

                                        (a)  Organized in Mexico.

                                        (b)  Principal  Afore S.A. de C.V.  owns
                                             99%  of   outstanding   stock   and
                                             Principal International,  Inc. owns
                                             1% outstanding stock.

                         (9) Principal  Consulting  (India) Private Limited - a
                             consulting company - inactive.

                              (a)  Organized in India.

                              (b)  No shares issued.

                        (10) Principal Pensiones, S.A. de C.V. - single premium
                             annuity company.

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

          C. Subsidiaries of Principal Capital Management, LLC as of December 31, 2000, are as follows:

               1. Principal Enterprise Capital, LLC - a limited liability company.

                    a.   Organized in Delaware.

                    b. Principal Capital Management, LLC owns 100% outstanding stock.

               2.   Principal Commercial Acceptance, LLC - a Delaware LLC.

                    a.   Organized in Delaware.

                    b. Principal Capital Management, LLC owns 100% outstanding stock.

               3. Principal Capital Real Estate Investors, LLC - a regsitered investment advisor.

                    a.   Organized in Delaware.

                    b. Principal Capital Management, LLC owns 100% outstanding stock.

               4. Principal Commercial Funding, LLC - a correspondent lender and service provider for loans.

                    a.   Organized in Delaware.

                    b. Principal Capital Management, LLC owns 100% outstanding stock.

               5. Principal Principal Capital Income Investors, LLC - a limited liability company.

                    a.   Organized in Delaware.

                    b. Principal Capital Management, LLC owns 100% outstanding stock.

               6. Principal Capital Futures Trading Advisor, LLC - a limited liability company.

                    a.   Organized in Delaware.

                    b. Principal Capital Management, LLC owns 100% outstanding stock.

     IV. Principal Net Lease Investors, LLC - a limited liability company which operates as a buyer and seller of net leased investments.

          A.   Organized in Delaware.

          B.   Depositor owns 100% of the outstanding stock.

     V. PT Asuransi Jiwa Principal Indonesia - a life insurance company which offers group and individual products.

          A.   Organized in Indonsesia.

          B. Principal Life Insurance Company owns approximately 90% of outstanding stock and PT megah Cipta Persada Mandiri owns approximately 10% of outstanding stock.

          C. Subsidiaries of PT Asuransi Jiwa Principal Indonesia as of December 31, 2000, are as follows:

               1. PT Jasa Principal Indonesia - a defined benefit pension company.

                    a.   Organized in Indonesia.

                    b. PT Asuransi Jiwa Principal Indonesia owns approximately 90% of outstanding stock and PT Megah Cipta Persada Indonesia owns approximately 10% of outstanding stock.

               2. PT Principal Capital Asset Management Indonesia - an asset management company.

                    a.   Organized in Indonesia.

                    b. PT Asuransi Jiwa Principal Indonesia owns approximately 90% of outstanding stock and PT Megah Cipta Persada Indonesia owns approximately 10% of outstanding stock.

     VI. Executive Benefit Services, Inc.- marketing, sales and administration of executive employee benefit services.

          A.   Organized in North Carolina.

          B.   Depositor owns 100% of the outstanding stock.

The Depositor's investment in its subsidiaries, which in turn includes the subsidiary's investment in its subsidiaries, is included in the financial statements of the Depositor.

                                   SIGNATURES


       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Principal Life Insurance Company has duly caused this report to be signed on behalf of Principal Life Insurance Company Separate Account C by the undersigned thereto duly authorized in the city of Des Moines and State of Iowa, on the 28th day of March, 2001.

PRINCIPAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C

By   PRINCIPAL LIFE INSURANCE COMPANY

                   /s/ J. B. Griswell
By   ------------------------------------------------------
      J. B. Griswell, President and Chief Executive Officer


Attest:


/s/ Joyce N. Hoffman
---------------------------------------------
Joyce N. Hoffman
Senior Vice President and Corporate Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities with Principal Life Insurance Company and on the dates indicated.


Signature                        Title                                 Date


 /s/ J. B. Griswell            President and                      March 28, 2001
---------------------          Chief Executive Officer
J. B. Griswell


/s/ D. C.  Cunningham          Vice President and                 March 28, 2001
----------------------         Controller (Principal
D. C. Cunningham               Accounting Officer)



/s/ M. H. Gersie               Executive Vice President and       March 28, 2001
----------------------         Chief Financial Officer
M. H. Gersie                   (Principal Financial Officer)



  (B. J. Bernard)*             Director                           March 28, 2001
----------------------
B. J. Bernard



  (J. Carter-Miller)*          Director                           March 28, 2001
----------------------
J. Carter-Miller



  (D. J. Drury)*              Director                            March 28, 2001
----------------------
D. J. Drury



  (C. D. Gelatt)*              Director                           March 28, 2001
----------------------
C. D. Gelatt



  (C. S. Johnson)*             Director                           March 28, 2001
----------------------
C. S. Johnson



  (W. T. Kerr)*                Director                           March 28, 2001
----------------------
W. T. Kerr



  (L. Liu)*                    Director                           March 28, 2001
----------------------
L. Liu



  (V. H. Loewenstein)*         Director                           March 28, 2001
----------------------
V. H. Loewenstein



  (R. D. Pearson)*             Director                           March 28, 2001
----------------------
R. D. Pearson



  (F. F. Pena)*              Director                             March 28, 2001
----------------------
F. F. Pena



  (J. R. Price, Jr.)*          Director                           March 28, 2001
----------------------
J. R. Price, Jr.



  (D. M. Stewart)*             Director                           March 28, 2001
----------------------
D. M. Stewart



  (E. E. Tallett)*             Director                           March 28, 2001
----------------------
E. E. Tallett



  (F. W. Weitz)*               Director                           March 28, 2001
----------------------
F. W. Weitz


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