Form 10-K405/A
period 2000-12-31
PRINCIPAL MUTUAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C
filed 2001-04-13
CIK 278194

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

              For Bankers Flexible Annuity Contracts (Registration No. 2-39957) the high and low unit values for each quarterly period during 1999 and 2000 are:

                             Lowest Unit Value                Highest Unit Value

First Quarter 1999              29.0662723                        30.9482632
Second  "     1999              30.1740744                        33.1373049
Third   "     1999              27.9917253                        32.5341224
Fourth  "     1999              27.4644119                        30.3602459
First   "     2000              25.1347763                        28.5818838
Second  "     2000              26.6157734                        29.0444288
Third   "     2000              26.7070429                        28.5751429
Fourth  "     2000              26.2365071                        29.2275660

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

                       Capital Value        Money Market    GovernmentSecurities
                          Division            Division            Division
                    ------------------- ------------------- -------------------
                      Lowest   Highest    Lowest    Highest   Lowest   Highest
                    --------- --------- --------- --------- --------- ---------

First Quarter  1999 5.6831195 6.0565082 1.9609123 1.9751301 2.1436620 2.1837539
Second   "     1999 5.8911639 6.4621709 1.9760268 1.9897774 2.1102814 2.1819446
Third    "     1999 5.4368687 6.3339812 1.9899396 2.0059501 2.0846646 2.1531831
Fourth   "     1999 5.3320720 5.8890498 2.0066813 2.0252333 2.1230148 2.1664268
First    "     2000 4.8617065 5.5349559 2.0252892 2.0455166 2.1116752 2.1578413
Second   "     2000 5.1301832 5.6120154 2.0455759 2.0669305 2.1177036 2.1999721
Third    "     2000 5.1433480 5.4967200 2.0677102 2.0909730 2.1887466 2.2543731
Fourth   "     2000 5.0425000 5.6054033 2.0917716 2.1153717 2.2497034 2.3492361

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

                                   SIGNATURES


       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Principal Life Insurance Company has duly caused this report to be signed on behalf of Principal Life Insurance Company Separate Account C by the undersigned thereto duly authorized in the city of Des Moines and State of Iowa, on the 12th day of April, 2001.

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


Signature                        Title                                 Date


 /s/ J. B. Griswell            President and                      April 12, 2001
---------------------          Chief Executive Officer
J. B. Griswell


/s/ D. C.  Cunningham          Vice President and                 April 12, 2001
----------------------         Controller (Principal
D. C. Cunningham               Accounting Officer)



/s/ M. H. Gersie               Executive Vice President and       April 12, 2001
----------------------         Chief Financial Officer
M. H. Gersie                   (Principal Financial Officer)



  (B. J. Bernard)*             Director                           April 12, 2001
----------------------
B. J. Bernard



  (J. Carter-Miller)*          Director                           April 12, 2001
----------------------
J. Carter-Miller



  (D. J. Drury)*              Director                            April 12, 2001
----------------------
D. J. Drury



  (C. D. Gelatt)*              Director                           April 12, 2001
----------------------
C. D. Gelatt



  (C. S. Johnson)*             Director                           April 12, 2001
----------------------
C. S. Johnson



  (W. T. Kerr)*                Director                           April 12, 2001
----------------------
W. T. Kerr



  (L. Liu)*                    Director                           April 12, 2001
----------------------
L. Liu



  (V. H. Loewenstein)*         Director                           April 12, 2001
----------------------
V. H. Loewenstein



  (R. D. Pearson)*             Director                           April 12, 2001
----------------------
R. D. Pearson



  (F. F. Pena)*              Director                             April 12, 2001
----------------------
F. F. Pena



  (J. R. Price, Jr.)*          Director                           April 12, 2001
----------------------
J. R. Price, Jr.



  (D. M. Stewart)*             Director                           April 12, 2001
----------------------
D. M. Stewart



  (E. E. Tallett)*             Director                           April 12, 2001
----------------------
E. E. Tallett



  (F. W. Weitz)*               Director                           April 12, 2001
----------------------
F. W. Weitz


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