Form 10-K405
period 2001-12-31
PRINCIPAL LIFE INSURANCE CO SEPARATE ACCOUNT C
filed 2002-03-28
CIK 278194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-K

                  1. ANNUAL REPORT PURSUANT TO SECTION 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001   Commission File Number 2-39957 and
                          (current  number)   Commission File Number 33-58028

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

        Except for those Contracts described above with payments credited to the Registrant (Principal Life Insurance Company Separate Account C) and Variable Annuity Contracts and Variable Life Insurance Contracts with payments credited to Principal Life Insurance Company Separate Account B and Variable Life Separate Account, respectively, the Company distributes its own products as permitted under the laws of the various jurisdictions in which the Company is authorized to do business, namely the fifty states of the United States, the District of Columbia, the Commonwealth of Puerto Rico and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. Such distribution is through a field agency system of approximately 1045 full-time agents, a group insurance sales organization of approximately 266 individuals and through a large number of independent insurance brokers.

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

              For Bankers Flexible Annuity Contracts (Registration No. 2-39957) the high and low unit values for each quarterly period during 2000 and 2001 are:

                                    Lowest Unit Value      Highest Unit Value
              First Quarter 2000       29.0662723              28.5818838
              Second  "     2000       30.1740744              28.8265762
              Third   "     2000       27.9917253              28.5325063
              Fourth  "     2000       27.4644119              29.2275660
              First   "     2001       25.5367558              29.4086271
              Second  "     2001       26.2071573              29.8454156
              Third   "     2001       23.3997283              28.3678286
              Fourth  "     2001       24.7707271              26.7602748

              For Pension Builder Contracts (Registration No. 33-58028) units were first valued at $1.00 on September 19, 1983 for the Capital Value Division f/k/a Common Stock Division, September 22, 1983 for the Money Market Division and March 30, 1987 for the Government Securities Division. Listed below are the low and high unit values for each quarterly period during 2000 and 2001.

                                                                Government
                       Capital Value        Money Market         Securities
                          Division            Division            Division
                    ------------------- ------------------- -------------------
                      Lowest   Highest    Lowest    Highest   Lowest   Highest
                    --------- --------- --------- --------- --------- ---------

First Quarter 2000  5.6831195 5.5349559 1.9609123 2.0455166 2.1436620 2.1578413
Second  "     2000  5.8911639 5.5606528 1.9760268 2.0669305 2.1102814 2.1999721
Third   "     2000  5.4368687 5.4900413 1.9899396 2.0909730 2.0846646 2.2543731
Fourth  "     2000  5.3320720 5.6054033 2.0066813 2.1153717 2.1230148 2.3492361
First   "     2001  4.8860965 5.6329121 2.1164459 2.1367857 2.3521859 2.4058434
Second  "     2001  5.0126990 5.7009944 2.1373695 2.1517168 2.3816853 2.4202842
Third   "     2001  4.4543989 5.4124029 2.1521011 2.1608960 2.4041577 2.4993210
Fourth  "     2001  4.7140829 5.0802540 2.1611510 2.1646261 2.4652652 2.5295411

        b. The approximate number of holders of record of each group contract and the number of the participants therein as of December 31, 2001, are as follows:

                                        (1)                    (2)
                                  Number of Group           Number of
                                  Contract Holders         Participants
                                  ----------------         ------------
Bankers Flexible Annuity                 12                     12
Pension Builder                          26                     32

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Documents filed as part of this report:

             1. The following financial statements are submitted herewith:

                Statements of Net Assets -- December 31, 2001

                Statements of Operations -- Year ended December 31, 2001

                Statements of Changes in Net Assets -- Years ended December 31, 2001 and 2000.

                Notes to Financial Statements -- December 31, 2001

             2. Schedules - All other  schedules for which  provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             3. Exhibits:

                (20) Subsidiaries of the Registrant

                         Subsidiaries of the Registrant

The Registrant is a separate account of Principal Life Insurance Company. It has no subsidiary. Principal Life Insurance Company, as the Depositor of the Account, owns or controls, as of December 31, 2001, subsidiaries as follows:

     I.   Principal Holding Company

          A.   Organized in Iowa.

          B.   Depositor owns 100% of outstanding stock.

          C. Subsidiaries of Principal Holding Company as of December 31, 2001, are as follows:

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

                    c. Subsidiary of Petula Associates, Ltd. as of December 31, 2001, is as follows:

                         (1) Petula Prolix Development Company (a general
                             business corporation involved in joint real estate ventures).

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

                    c. Subsidiaries of Principal Residential Mortgage, Inc. as of December 31, 2001, are as follows:

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

                              (b) Principal Residential Mortgage, Inc. owns 100% of outstanding stock.

                         (2)  Principal   Mortgage   Reinsurance   Company  -  a
                              mortgage reinsurance company.

                              (a)  Organized in Vermont.

                              (b) Principal Residential Mortgage, Inc. owns 100% of outstanding stock.

                         (3) Principal Residential Mortgage Funding, LLC - a limited liability company.

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

               12. The Admar Group, Inc. - a national managed care service organization that develops and manages preferred provider organizations (PPO's).

                    a.   Organized in Florida.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiary of The Admar Group, Inc. as of December 31, 2001, is as follows:

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

               15.  Dental-Net,   Inc.  - a   managed   dental   care   services
                    organization.

                    a.   Organized in Arizona.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c. Subsidiary of Dental-Net, Inc. as of December 31, 2001, is as follows:

                         (1) Employers Dental Services, Inc. - an prepaid dental plan organization.

                              (a)  Organized in Arizona.

                              (b)  Dental-Net, Inc. owns 100% outstanding stock.

               16. Principal Financial Advisors, Inc. - a registered investment advisor.

                    a.   Organized in Iowa.

                    b. Principal Holding Company owns 100% of outstanding stock.

               17. Delaware Charter Guarantee & Trust Company (d/b/a Trustar Retirement Services) - a corporation that administers individual and group retirement plans.

                    a.   Organized in Delaware.

                    b.   Principal   Holding  Company  currently  owns  100%  of
                         outstanding stock.

               18.  Principal    Investors    Corporation  -  general   business
                    corporation - not currently active.

                    a.   Organized in New Jersey.

                    b.   Principal   Holding  Company  currently  owns  100%  of
                         outstanding stock.

               19. Preferred Product Network, Inc. - an insurance broker which markets select products.

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               20. Professional Pensions, Inc. - a corporation engaged in sales, marketing and administration of group insurance plans and third party administration for defined contribution plans.

                    a.   Organized in Connecticut.

                    b. Principal Holding Company owns 100% of outstanding stock.

                    c.   Subsidiaries  of  Professional   Pensions,   Inc. as of
                         December 31, 2001, are as follows:

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

                              (a)  Organized in Massachusetts.

                              (b) The Professional Pensions, Inc. owns 100% of outstanding stock.

               21. Principal Generation Plant, LLC - a limited liability company that sales excess power.

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               22. InSource Group, LLC - a limited liability company which is an SEC Registered Investment Advisor.

                    a.   Organized in Delaware.

                    b. Principal Holding Company owns 100% of outstanding stock.

               23. Principal Delaware Name Holding Company, Inc. - currently inactive.

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

          C. Subsidiaries of Principal Capital Management, LLC as of December 31, 2001, are as follows:

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

               3. Principal Capital Real Estate Investors, LLC - a registered investment advisor.

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

                    b. Principal Capital Management, LLC owns 100% outstanding stock.

               7. Spectrum Asset Management, Inc. - a corporation specializing in all aspects of the preferred market including portfolio management.

                    a.   Organized in Connecticut.

                    b. Principal Capital Management, LLC owns 80% of outstanding stock.

               8.   Invista Capital Management, LLC - an investment advisor.

                    a.   Organized in Delaware.

                    b. Principal Capital Management, LLC owns 100% of outstanding stock.

                    c. Subsidiary of Invista Capital Management, LLC is as of December 31, 2001, is as follows:

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

The Depositor's investment in its subsidiaries, which in turn includes the subsidiary's investment in its subsidiaries, is included in the financial statements of the Depositor.The Depositor's investment in its subsidiaries, which in turn includes the subsidiary's investment in its subsidiaries, is included in the financial statements of the Depositor.

                                   SIGNATURES


       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Principal Life Insurance Company has duly caused this report to be signed on behalf of Principal Life Insurance Company Separate Account C by the undersigned thereto duly authorized in the city of Des Moines and State of Iowa, on the __________th day of March, 2002.

                             PRINCIPAL LIFE INSURANCE COMPANY SEPARATE ACCOUNT C


                                       /s/J. B. Griswell
                             By ________________________________________________
                                Chairman, President and Chief Executive Officer

Attest:

/s/ Joyce N. Hoffman
-----------------------------------
Joyce N. Hoffman
Senior Vice President and
  Corporate Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities with Principal Life Insurance Company and on the dates indicated.

Signature                          Title                           Date


/s/ J. B. Griswell             President, Chairman and         03/__/2002
--------------------           Chief Executive Officer
J. B. Griswell


/s/ D. C. Cunningham           Vice President and              03/__/2002
--------------------           Controller (Principal
D. C. Cunningham               Accounting Officer)



/s/ M. H. Gersie               Executive Vice President        03/__/2002
--------------------           and Chief Financial Officer
M. H. Gersie                   (Principal Financial
                               Officer)


  (B. J. Bernard)*             Director                        03/__/2002
--------------------
B. J. Bernard


  (J. Carter-Miller)*          Director                        03/__/2002
--------------------
J. Carter-Miller


  (G. E. Costley)*             Director                        03/__/2002
--------------------
G. E. Costley


  (D. J. Drury)*               Director                        03/__/2002
--------------------
D. J. Drury


  (C. D. Gelatt, Jr.)*         Director                        03/__/2002
--------------------
C. D. Gelatt, Jr.


  (S. L. Helton)*              Director                        03/__/2002
--------------------
S. L. Helton


  (C. S. Johnson)*             Director                        03/__/2002
--------------------
C. S. Johnson


  (W. T. Kerr)*                Director                        03/__/2002
--------------------
W. T. Kerr


  (R. L. Keyser)*              Director                        03/__/2002
--------------------
R. L. Keyser


  (V. H. Loewenstein)*         Director                        03/__/2002
--------------------
V. H. Loewenstein


  (R. D. Pearson)*             Director                        03/__/2002
--------------------
R. D. Pearson


  (F. F. Pena)*                Director                        03/__/2002
--------------------
F. F. Pena


  (D. M. Stewart)*             Director                        03/__/2002
--------------------
D. M. Stewart


  (E. E. Tallett)*             Director                        03/__/2002
--------------------
E. E. Tallett



                           *By    /s/ J. Barry Griswell
                                  ------------------------------------
                                  J. Barry Griswell
                                  Chairman, President and
                                  Chief Executive Officer

                                  Pursuant to Powers of Attorney
                                  Previously Filed or Included Herein