Form 10-K405/A
period 2001-12-31
PRINCIPAL LIFE INSURANCE CO SEPARATE ACCOUNT C
filed 2002-03-28
CIK 278194

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

Item 8. Financial Statements and Supplementary Data

                              FINANCIAL STATEMENTS

              Principal Life Insurance Company Separate Account C
                          Year Ended December 31, 2001

                        Principal Life Insurance Company
                               Separate Account C

                              Financial Statements

                          Year Ended December 31, 2001




                                    Contents

Report of Independent Auditors.................................................1

Audited Financial Statements

Statements of Assets and Liabilities...........................................2
Statements of Operations.......................................................3
Statements of Changes in Net Assets............................................4
Notes to Financial Statements..................................................5

                         Report of Independent Auditors

Board of Directors and Participants
Principal Life Insurance Company

We have audited the accompanying statements of assets and liabilities of each of the divisions of Principal Life Insurance Company Separate Account C (comprised of the Capital Value, Government Securities, and Money Market Divisions) as of December 31, 2001, and the related statements of operations for the year then ended, and changes in net assets for each of the two years in the period then ended. These financial statements are the responsibility of the management of Principal Life Insurance Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2001, by correspondence with the transfer agent. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of each of the divisions of Principal Life Insurance Company Separate Account C at December 31, 2001, and the results of their operations for the year then ended, and the changes in their net assets for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 11, 2002

                        Principal Life Insurance Company
                               Separate Account C

                      Statements of Assets and Liabilities

                                December 31, 2001

                                                     Government
                                     Capital Value   Securities     Money Market
                                       Division       Division        Division
                                     -------------------------------------------
                                     -------------------------------------------

Assets
Investments in shares of mutual funds
   at market                             $975,691        $15,136       $299,133

Liabilities                                     -              -              -
                                     -------------------------------------------
                                     -------------------------------------------
Net assets                               $975,691        $15,136       $299,133
                                     ===========================================
                                     ===========================================

Net assets
Accumulation units                       $950,795        $15,136       $299,133
Contracts in annuitization period          24,896              -              -
                                     -------------------------------------------
                                     -------------------------------------------
Total net assets                         $975,691        $15,136       $299,133
                                     ===========================================
                                     ===========================================

Investment in shares of mutual funds,
   at cost                               $929,135        $13,863       $299,133

Shares of mutual fund owned                35,122          1,307        299,133

Accumulation units outstanding:
   Bankers Flexible Annuity                19,829              -              -
   Pension Builders Plus                   83,728          6,092        138,248

Accumulation unit value:
   Bankers Flexible Annuity               $26.62           $  -           $  -
   Pension Builders Plus                    5.05           2.49           2.16

Annuitized units outstanding:
   Bankers Flexible Annuity                   431             -              -
   Pension Builders Plus                    2,658             -              -

Annuitized unit value:
   Bankers Flexible Annuity               $26.62           $  -           $  -
   Pension Builders Plus                    5.05              -              -

See accompanying notes.

                        Principal Life Insurance Company
                               Separate Account C

                            Statements of Operations

                          Year Ended December 31, 2001

                                                Capital    Government    Money
                                                 Value     Securities    Market
                                                Division    Division    Division
                                               ---------------------------------
                                               ---------------------------------
Investment income
Income:
   Dividends                                  $  11,864      $   962    $11,511

Expenses:
   Mortality and expense risks                    9,078          247      4,613
                                              ---------------------------------
Net investment income                             2,786          715      6,898

Realized gains on investments
Realized gains on sale of fund shares             5,258          529          -
Capital gains distributions                       4,675            -          -
                                              ---------------------------------
                                              ---------------------------------
Total realized gains on investments                              529          -

Change in net unrealized appreciation or
   depreciation of investments                 (103,788)        (206)         -
                                              ---------------------------------
                                              ---------------------------------
Net increase (decrease) in net assets         $ (91,069)      $1,038   $  6,898
   resulting from operations
                                               =================================

See accompanying notes.

                        Principal Life Insurance Company
                               Separate Account C

                       Statements of Changes in Net Assets

                            Capital Government Money
                             Value Securities Market
                           Division Division Division
                               ------------------------- ------------------------ -------------------------
                               ------------------------- ------------------------ -------------------------
                                   2001        2000         2001        2000          2001        2000
                               ------------------------- ------------------------ -------------------------
                               ------------------------- ------------------------ -------------------------
Increase (decrease) in net assets from operations:
     Net investment income
       (loss)                  $     2,786 $     9,575     $     715 $   (1,664)   $    6,898   $  12,288
     Net realized gains on
       investments                   5,258      36,743           529      4,011             -           -
     Capital gains
       distributions                 4,675           -             -          -             -           -
     Change in net unrealized
       appreciation or
       depreciation of
       investments                (103,788)    (44,146)         (206)     5,065             -           -
                               ------------------------- ------------------------ -------------------------

Net increase (decrease) in
   net assets resulting
   from operations                 (91,069)      2,172         1,038      7,412         6,898      12,288
Changes from principal
   transactions:
     Premiums received from
       contractholders              52,215           -         2,690          -         8,063           -
     Administration charges         (2,525)          -          (228)         -        (1,415)          -
     Contract terminations          (2,787)   (387,842)       (4,612)   (37,035)            -           -
     Transfer payments to
       other contracts             (12,890)          -             -   (202,784)            -           -
     Annuity payments               (2,838)     (7,687)            -          -             -           -
                               ------------------------- ------------------------ -------------------------
Increase (decrease) in net
   assets from principal
   transactions                     31,175    (395,529)       (2,150)  (239,819)        6,648           -
                               ------------------------- ------------------------ -------------------------
                               ------------------------- ------------------------ -------------------------
Total increase (decrease)          (59,894)   (393,357)       (1,112)  (232,407)       13,546      12,288

Net assets at beginning of
   period                        1,035,585   1,428,942        16,248    248,655       285,587     273,299
                               ------------------------- ------------------------ -------------------------
Net assets at end of period     $  975,691  $1,035,585       $15,136  $  16,248      $299,133    $285,587
                               ========================= ======================== =========================

See accompanying notes.

                        Principal Life Insurance Company
                               Separate Account C

                          Notes to Financial Statements

                                December 31, 2001

1. Investment and Accounting Policies

Principal Life Insurance Company Separate Account C (Separate Account C) was organized by Principal Life Insurance Company (Principal Life) in accordance with the provisions of the Iowa Insurance Laws and is a part of the total operations of Principal Life. The assets and liabilities of Separate Account C are clearly identified and distinguished from the other assets and liabilities of Principal Life, with the remaining aggregate value of units registered with the Securities and Exchange Commission under the current registration statement (but not the authorized number of units) limited to $10.6 million. As directed by eligible contractholders, Separate Account C invests solely in shares representing interests in a corresponding investment option. As of December 31, 2001, the contractholder investment options consisted of the accounts of the following diversified open-end management investment company, organized by Principal Life: Principal Variable Contracts Fund, Inc. - Capital Value Account, Government Securities Account and Money Market Account.

Investments are stated at the closing net asset values per share on December 31, 2001. The average cost method is used to determine realized gains and losses on investments. Dividends are taken into income on an accrual basis as of the ex-dividend date.

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

Change in Presentation

Separate Account C has presented the 2001 financial information in accordance with the revised AICPA Audit and Accounting Guide for Investment Companies effective January 1, 2001. The 2000 financial information has not been reclassified.

2. Expenses

Principal Life is compensated for the following expenses:

   Bankers Flexible Annuity Contracts - Mortality and expense risks assumed by Principal Life are compensated for by a charge equivalent to an annual rate of 0.48% of the asset value of each contract. An annual administration charge of $7 for each participant's account is deducted as compensation for administrative expenses. The mortality and expense risk and annual administration charges amounted to $2,600 and $56, respectively, during the year ended December 31, 2001.

   Pension Builder Plus Contracts - Mortality and expense risks assumed by Principal Life are compensated for by a charge equivalent to an annual rate of 1.4965% of the asset value of each contract. A contingent sales charge of up to 7% may be deducted from withdrawals made during the first 10 years of a contract, except for death or permanent disability. An annual administration charge will be deducted ranging from a minimum of $25 to a maximum of $275 depending upon a participant's investment account values and the number of participants under the retirement plan and their participant investment account value. The charges for mortality and expense risks, and annual administration amounted to $11,338 and $4,112, respectively, during the year ended December 31, 2001. There were no contingent sales charges during the year ended December 31, 2001.

In addition, during the year ended December 31, 2001, management fees were paid indirectly to Principal Management Corporation, an affiliate of Principal Life Insurance Company, in its capacity as advisor to Principal Variable Contracts Fund, Inc. Investment advisory and management fees are computed based on average daily net asset value. The fee is calculated at an annual rate of .60% of the Capital Value Account, for the initial $250 million of net asset value, decreasing by .05% for each incremental $250 million of net asset value with a floor of .40%.

The fee for the Government Securities and Money Market Account is calculated at an annual rate of .50% for the initial $100 million of net asset value, decreasing by .05% for each incremental $100 million of net asset value with a floor of .30%.

3. Federal Income Taxes

Operations of Separate Account C are a part of the operations of Principal Life. Under current practice, no federal income taxes are allocated by Principal Life to the operations of Separate Account C.

4. Purchases and Sales of Investments

The aggregate cost of purchases and proceeds from sales of investments were as follows during the year ended December 31, 2001:

      Division                       Purchases           Sales
   -------------------------------------------------------------------------
   -------------------------------------------------------------------------

      Capital Value:
        Bankers Flexible Annuity       $24,772           $  5,263
        Pension Builder Plus           43,982            24,855

      Government Securities:
        Pension Builder Plus           3,652             5,087

      Money Market:
        Pension Builder Plus           19,330            5,784

Purchases include reinvested dividends and capital gains. Mortality adjustments are included in purchases or redemptions, as applicable.

Money Market purchases include transactions where investment allocations are not known at the time of the deposit. Sales reflect subsequent allocations to directed investment divisions.

5. Changes in Units Outstanding

Transactions in units were as follows for each of the years ended December 31:

                                             2001                  2000
                                ------------------------------------------------
      Division                    Purchased    Redeemed   Purchased    Redeemed
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

      Capital Value:
        Bankers Flexible Annuity        609          96       -          4,324
        Pension Builder Plus          7,131       3,419       -         51,007
      Government Securities:
        Pension Builder Plus          1,087       1,927       -        109,478
      Money Market:
        Pension Builder Plus          3,727         661       -              -

6. Financial Highlights

Principal Life sells a number of variable annuity products, which have unique combinations of features and fees that are charged against the contract owner's account balance. Differences in the fee structures result in a variety of unit values, expense ratios, and total returns.

Effective with these 2001 annual financial statements, Separate Account C has presented the following disclosures required by the revised AICPA Audit and Accounting Guide for Investment Companies. The following table was developed by determining which products offered by Principal Life have the lowest and highest total return. Only product designs within each subaccount that had units outstanding during the respective periods were considered when determining the lowest and highest total return. The summary may not reflect the minimum and maximum contract charges offered by the Company as contract owners may not have selected all available and applicable contract options as discussed in Note 2.

                           At December 31, 2001                    Year Ended December 31, 2001
                   ---------------------------------------------------------------------------------------
     Division      Units         Unit Value    Net        Investment   Expense Ratio     Total Return
                                 Lowest to     Assets                    Lowest to
                     (000s)       Highest       (000s)   Income Ratio*   Highest**   Lowest to Highest***
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Capital Value         107     $5.05 to $26.62    $976         1.23%    .48% to 1.50%  (9.50%) to (8.49%)

Government
   Securities           6           2.49           15         5.91          1.50             6.41

Money Market          138           2.16          299         3.96          1.50             2.37

* These amounts represent the dividends, excluding distributions of capital gains, received by the division from the underlying mutual fund, net of management fees assessed by the fund manager, divided by the average net assets. These ratios exclude those expenses, such as mortality and expense charges, that result in direct reductions in the unit values. The recognition of investment income by the division is affected by the timing of the declaration of dividends by the underlying fund in which the divisions invest.

** These ratios represent the annualized contract expenses of the separate account, consisting primarily of mortality and expense charges, for each period indicated. The ratios include only those expenses that result in a direct reduction to unit values. Charges made directly to contract owner accounts through the redemption of units and expenses of the underlying fund are excluded.

*** These amounts represent the total return to the periods indicated, including changes in the value of the underlying fund, and reflect deductions for all items included in the expense ratio. The total return does not include any expenses assessed through the redemption of units; inclusion of these expenses in the calculation would result in the total return presented.

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

                                   SIGNATURES


       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Principal Life Insurance Company has duly caused this report to be signed on behalf of Principal Life Insurance Company Separate Account C by the undersigned thereto duly authorized in the city of Des Moines and State of Iowa, on the 28th day of March, 2002.

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

Signature                          Title                           Date


/s/ J. B. Griswell             President, Chairman and         03/28/2002
--------------------           Chief Executive Officer
J. B. Griswell


/s/ D. C. Cunningham           Vice President and              03/28/2002
--------------------           Controller (Principal
D. C. Cunningham               Accounting Officer)



/s/ M. H. Gersie               Executive Vice President        03/28/2002
--------------------           and Chief Financial Officer
M. H. Gersie                   (Principal Financial
                               Officer)


  (B. J. Bernard)*             Director                        03/28/2002
--------------------
B. J. Bernard


  (J. Carter-Miller)*          Director                        03/28/2002
--------------------
J. Carter-Miller


  (G. E. Costley)*             Director                        03/28/2002
--------------------
G. E. Costley


  (D. J. Drury)*               Director                        03/28/2002
--------------------
D. J. Drury


  (C. D. Gelatt, Jr.)*         Director                        03/28/2002
--------------------
C. D. Gelatt, Jr.


  (S. L. Helton)*              Director                        03/28/2002
--------------------
S. L. Helton


  (C. S. Johnson)*             Director                        03/28/2002
--------------------
C. S. Johnson


  (W. T. Kerr)*                Director                        03/28/2002
--------------------
W. T. Kerr


  (R. L. Keyser)*              Director                        03/28/2002
--------------------
R. L. Keyser


  (V. H. Loewenstein)*         Director                        03/28/2002
--------------------
V. H. Loewenstein


  (R. D. Pearson)*             Director                        03/28/2002
--------------------
R. D. Pearson


  (F. F. Pena)*                Director                        03/28/2002
--------------------
F. F. Pena


  (D. M. Stewart)*             Director                        03/28/2002
--------------------
D. M. Stewart


  (E. E. Tallett)*             Director                        03/28/2002
--------------------
E. E. Tallett



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